Form 10-Q
period 2017-06-30
ENERGY RESOURCES 12, L.P.
filed 2017-08-02
CIK 1696088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 333-216891

Energy Resources 12, L.P.
(Exact name of registrant as specified in its charter)

Delaware	81-4805237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 1, 2017, the Partnership had 1,642,264 common units outstanding.

Energy Resources 12, L.P.
Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash	$1,850	$1,000
Deferred offering costs	506,266	22,975

Total Assets	$508,116	$23,975

Liabilities and Partners’ Equity (Deficit)
Accrued expenses	$300,596	$23,245
Note payable	229,000	-

Total Liabilities	529,596	23,245

Limited partner’s capital	(21,265)	723
General partner’s capital	(215)	7

Total Partners’ Equity (Deficit)	(21,480)	730

Total Liabilities and Partners’ Equity (Deficit)	$508,116	$23,975

See notes to financial statements.

Index

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Statements of Operations
(Unaudited)

	Three months ended June 30, 2017	Six months ended June 30, 2017

Revenue	$-	$-

General and administrative expenses	14,845	21,105
Interest expense	830	1,105

Net loss	$(15,675)	$(22,210)

See notes to financial statements.

Index

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
(Unaudited)

Six months ended June 30, 2017
Cash flow from operating activities:
Net loss	$(22,210)
Changes in operating assets and liabilities:
Accrued expenses	18,668
Net cash used in operating activities	(3,542)

Cash flow from investing activities	0

Cash flow from financing activities
Cash paid for offering costs	(224,608)
Net proceeds from note payable	229,000
Net cash provided by financing activities	4,392

Increase in cash and cash equivalents	850
Cash and cash equivalents, beginning of period	1,000

Cash and cash equivalents, end of period	$1,850

Interest paid	$679

Supplemental information:
Accrued deferred offering costs	258,683

See notes to financial statements.

Index

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
June 30, 2017
(unaudited)

Note 1.  Partnership Organization

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on May 17, 2017. Upon raising a minimum of $25,000,010, which was completed on July 25, 2017, the subscribers to the common units were admitted, the common units were issued and the Partnership commenced operations (“Minimum Offering”).

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential to be operated by third-party operators, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction after five to seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily will be used to acquire producing and non-producing oil and natural gas properties onshore in the United States, and to develop those properties.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The organizational limited partner is DMOG, LLC. The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Managing Dealer”), is acting as the dealer manager for the offering of the common units.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2016 financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

Offering costs will be deferred and recorded as deferred offering costs until the Partnership’s Minimum Offering is completed.  Upon reaching the Minimum Offering, these costs will be recorded as a reduction to Partners’ equity.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (Topic 805), which amends the existing accounting standards to clarify the definition of a business and assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the guidance is effective for reporting periods beginning after December 15, 2017, including interim periods within those periods, and should be applied prospectively on or after the effective date. The Partnership has adopted this standard effective January 1, 2017.

Note 3.  Capital Contribution and Partners’ Equity

The General Partner and organizational limited partner have made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the Minimum Offering, the organizational limited partner will withdraw, its initial capital contribution of $990 will be returned, the General Partner will receive Incentive Distribution Rights (defined below), and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

As of June 30, 2017, subscriptions totaling approximately $21.2 million had been received in the escrow account. As of July 25, 2017, the Partnership completed its Minimum Offering and received gross proceeds of approximately $25.3 million and proceeds net of the Managing Dealer’s selling commission and marketing expenses of approximately $23.8 million for the sale of approximately 1.3 million common units.

The Partnership intends to continue to raise capital through a best-efforts offering of common units by the Managing Dealer at $19.00 until it raises gross proceeds of $50.0 million, at which time the price per common unit will increase to $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer will also have Dealer Manager Incentive Fees (defined below) where the Managing Dealer could also receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership.

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Managing Dealer, until Payout occurs.

The Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides that “Payout”, which is defined below, occurs on the day when the aggregate amount distributed with respect to each of the common units equals $20.00 plus the Payout Accrual. The Partnership Agreement defines “Payout Accrual” as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time. The Partnership Agreement defines Net Investment Amount initially as $20.00 per common unit, regardless of the amount paid for the common unit. If at any time the Partnership distributes to holders of common units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Managing Dealer, the “Dealer Manager Incentive Fees”, 30%, until such time as the Managing Dealer receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

•	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

Note 4.  Note Payable

In February 2017, the Partnership obtained an unsecured line of credit with Bank of America in the principal amount of $500,000 to fund some of its offering and operating costs. As of June 30, 2017, the outstanding balance on the line of credit was $229,000, which approximated its fair value. The Partnership repaid the line of credit, which bore interest at a variable rate based on the London InterBank Offered Rate (LIBOR), using proceeds from the sale of common units on July 25, 2017 without a prepayment premium or penalty.

Glade M. Knight, the General Partner’s Chief Executive Officer, and David S. McKenney, the General Partner’s Chief Financial Officer, had guaranteed repayment of the line of credit and did not receive any consideration in exchange for providing this guarantee.

Index

Note 5.  Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties. These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties. The General Partner’s Board of Directors oversees and reviews the Partnership’s related party relationships and is required to approve any significant modifications to any existing related party transactions, as well as any new significant related party transactions.

The Partnership has agreed to pay the general partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. Subsequent to the Partnership’s first asset purchase, the Partnership will pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its offering as outlined in the prospectus, in addition to certain reimbursable expenses. The fees paid to the general partner will be expensed as incurred. The Partnership will also reimburse the General Partner for any costs incurred by the General Partner in organizing the Partnership or incurred in the offering of the common units. For the three and six months ended June 30, 2017, a member of the General Partner has incurred approximately $19,000 in expenses to be reimbursed by the Partnership.

The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner are also the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. The general partner anticipates that it will share accounting and administrative resources, including personnel, with Energy 11, L.P. to ensure effective staffing of the Partnership. The cost of these accounting and administrative resources will be shared between the partnerships. Other than through the Partnership’s Chief Executive Officer and Chief Financial Officer and the shared accounting and administrative resources, there is no affiliation between the Partnership and Energy 11, L.P.

Note 6.  Subsequent Events

As of July 25, 2017, the Partnership completed the Minimum Offering and received gross proceeds of the Partnership of approximately $25.3 million and proceeds net of selling and marketing costs of approximately $23.8 million for the sale of approximately 1.3 million common units. The subscribers were admitted as Limited Partners of the Partnership at the initial closing.

On July 28, 2017, the Partnership declared and paid $15,315, or $0.011507 per outstanding common unit, in distributions to its holders of common units.

On July 28, 2017, the Partnership closed on the issuance of approximately 0.3 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $5.9 million and proceeds net of selling and marketing costs of approximately $5.6 million.

In July 2017, the Partnership repaid the Bank of America line of credit in full without a prepayment premium or penalty, which is described in Note 4. Note Payable.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Partnership to implement its acquisition strategy and operating strategy; the Partnership’s ability to manage planned growth; changes in economic cycles and competition within the oil and gas industry. Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the results or conditions described in such statements or the objectives and plans of the Partnership will be achieved. In addition, the Partnership’s qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the Partnership’s filings with the Securities and Exchange Commission.

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units (the “Minimum Offering”) and received gross proceeds of $25.3 million and proceeds net of selling and marketing costs of approximately $23.8 million for the sale of approximately 1.3 million common units. Upon raising the Minimum Offering, the holders of the common units were admitted and the Partnership commenced operations.

The Partnership has no officers, directors or employees. Instead, the General Partner will manage the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner will be made by the Board of Directors of the General Partner and its officers.

The Partnership was formed to acquire primarily oil and gas properties located onshore in the United States. The Partnership will seek to acquire working and other interests in producing and non-producing oil and natural gas properties in the United States and utilize third-party operators to manage the day-to-day operations of such properties.

Results of Operations

As of June 30, 2017, the Partnership had not commenced business operations.  Because the Partnership has not acquired any assets, the Partnership’s management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Partnership’s targeted investments generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of assets.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the best-efforts offering and the cash flow generated from properties the Partnership will acquire and any short term investments.  In addition, the Partnership may borrow funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership.

In February 2017, the Partnership obtained an unsecured line of credit with Bank of America in the principal amount of $500,000 to fund some of its offering and operating costs. As of June 30, 2017, the outstanding balance on the line of credit was $229,000. The Partnership repaid the line of credit using proceeds from the sale of common units on July 25, 2017 without a prepayment premium or penalty. Glade M. Knight, the General Partner’s Chief Executive Officer, and David S. McKenney, the General Partner’s Chief Financial Officer, had guaranteed repayment of the line of credit and did not receive any consideration in exchange for providing this guarantee.

The Partnership intends to continue to raise capital through a best-efforts offering of common units by the Managing Dealer, which will receive a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer will also have Dealer Manager Incentive Fees (defined below) where the Managing Dealer could also receive distributions up to an additional 4% of gross proceeds of the common units sold as outlined in the prospectus based on the performance of the Partnership.

Index

As of June 30, 2017, subscriptions totaling approximately $21.2 million had been received in the escrow account. As of July 25, 2017, the Partnership completed its Minimum Offering and received gross proceeds of approximately $25.3 million and proceeds net of the Managing Dealer’s selling commission and marketing expenses of approximately $23.8 million for the sale of approximately 1.3 million common units.

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Managing Dealer, until Payout occurs.

The Partnership Agreement provides that “Payout”, which is defined below, occurs on the day when the aggregate amount distributed with respect to each of the common units equals $20.00 plus the Payout Accrual. The Partnership Agreement defines “Payout Accrual” as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time. The Partnership Agreement defines Net Investment Amount initially as $20.00 per common unit, regardless of the amount paid for the common unit. If at any time the Partnership distributes to holders of common units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

•
First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Managing Dealer, the “Dealer Manager Incentive Fees”, 30%, until such time as the Managing Dealer receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

•	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

Transactions with Related Parties

The Partnership has, and is expected to continue to engage in, significant transactions with related parties.  These transactions cannot be construed to be at arm’s length and the results of the Partnership’s operations may be different than if conducted with non-related parties. The General Partner’s Board of Directors oversees and reviews the Partnership’s related party relationships and is required to approve any significant modifications to existing related party transactions, as well as any new significant related party transactions.

See further discussion in “Note 5. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

As of July 25, 2017, the Partnership completed the Minimum Offering and received gross proceeds of the Partnership of approximately $25.3 million and proceeds net of selling and marketing costs of approximately $23.8 million for the sale of approximately 1.3 million common units. The subscribers were admitted as Limited Partners of the Partnership at the initial closing.

On July 28, 2017, the Partnership declared and paid $15,315, or $0.011507 per outstanding common unit, in distributions to its holders of common units.

On July 28, 2017, the Partnership closed on the issuance of approximately 0.3 common units through its ongoing best-effort offering, representing gross proceeds to the Partnership of approximately $5.9 million and proceeds net of selling and marketing costs of approximately $5.6 million.

In July 2017, the Partnership repaid the Bank of America line of credit in full without a prepayment premium or penalty, which is described in Note 4. Note Payable of Part I, Item 1 of this Form 10-Q.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s Form S-1 (File No. 333-216891) declared effective on May 17, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2017.

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Index
Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy Resources 12, L.P.

By: Energy Resources 12 G.P., LLC, its General Partner

By:	/s/ Glade M. Knight
Glade M. Knight
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David S. McKenney
David S. McKenney
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 2, 2017