Form 10-Q
period 2017-09-30
ENERGY RESOURCES 12, L.P.
filed 2017-10-30
CIK 1696088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2017, the Partnership had 2,805,075 common units outstanding.

Energy Resources 12, L.P.
Form 10-Q

Index
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash	$44,942,843	$1,000
Deferred offering costs	-	22,975

Total Assets	$44,942,843	$23,975

Liabilities and Partners’ Equity
Accounts payable and accrued expenses	$18,669	$23,245

Total Liabilities	18,669	23,245

Limited partners’ interest (2,570,525 and 0 common units issued and outstanding, respectively)	44,924,389	723
General partners’ interest	(215)	7

Total Partners’ Equity	44,924,174	730

Total Liabilities and Partners’ Equity	$44,942,843	$23,975

See notes to financial statements.

Index

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Statements of Operations
(Unaudited)

	Three months ended September 30, 2017	Nine months ended September 30, 2017

Revenue	$-	$-

General and administrative expenses	28,226	49,331

Operating loss	(28,226)	(49,331)

Interest income, net	40,750	39,645

Net income (loss)	$12,524	$(9,686)

Basic and diluted net income (loss) per common unit	$0.01	$(0.02)

Weighted average common units outstanding - basic and diluted	1,409,731	475,074

See notes to financial statements.

Index

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Statement of Cash Flows
(Unaudited)

Nine months ended September 30, 2017
Cash flow from operating activities:
Net loss	$(9,686)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,358
Net cash used in operating activities	(1,328)

Cash flow from investing activities	0

Cash flow from financing activities
Net proceeds related to issuance of common units	45,420,915
Proceeds from line of credit	229,000
Payments on line of credit	(229,000)
Distributions paid to limited partners	(477,744)
Net cash provided by financing activities	44,943,171

Increase in cash and cash equivalents	44,941,843
Cash and cash equivalents, beginning of period	1,000

Cash and cash equivalents, end of period	$44,942,843

Interest paid	$1,420

See notes to financial statements.

Index

Energy Resources 12, L.P.
(A Delaware Limited Partnership)
Notes to Financial Statements
September 30, 2017
(unaudited)

Note 1.  Partnership Organization

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers to the common units were admitted as Limited Partners of the Partnership at the initial closing of the offering and the Partnership has been admitting additional Limited Partners monthly since that time.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2016 financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by David Lerner Associates, Inc., the managing underwriter, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of September 30, 2017, the Partnership had sold 2.6 million common units for gross proceeds of $48.8 million and proceeds net of offering costs of $45.4 million.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Index

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2017 and 2016. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 3) are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 3) would occur.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations (Topic 805), which amends the existing accounting standards to clarify the definition of a business and assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, the guidance is effective for reporting periods beginning after December 15, 2017, including interim periods within those periods, and should be applied prospectively on or after the effective date. The Partnership adopted this standard effective January 1, 2017.

Note 3.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been and will be reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

As of July 25, 2017, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit. As of September 30, 2017, the Partnership had completed the sale of 2,570,525 common units for gross proceeds of approximately $48.8 million and proceeds net of offering costs of approximately $45.4 million. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units are being sold at $20.00 per common unit.

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through September 30, 2017, the Dealer Manager Incentive Fees are approximately $2.0 million, subject to Payout (defined below).

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

Index

For the three and nine months ended September 30, 2017, the Partnership paid distributions of $0.249316 per common unit, or $0.5 million.

Note 4.  Line of Credit

In February 2017, the Partnership obtained an unsecured line of credit with Bank of America in the principal amount of $500,000 to fund some of its offering and operating costs. On July 25, 2017, the Partnership repaid the outstanding balance on the line of credit of $229,000, which bore interest at a variable rate based on the London InterBank Offered Rate (LIBOR), using proceeds from the sale of common units without a prepayment premium or penalty.

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

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. Subsequent to the Partnership’s first asset purchase, the Partnership will pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its offering as outlined in the prospectus, in addition to certain reimbursable expenses. The fees paid to the General Partner will be expensed as incurred. The Partnership will also reimburse the General Partner for any costs incurred by the General Partner in organizing the Partnership or incurred in the offering of the common units. For the three and nine months ended September 30, 2017, approximately $5,000 and $24,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2017, approximately $5,000 was due to a member of the General Partner.

The Chief Executive Officer and Chief Financial Officer of the Partnership’s General Partner are also the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. The Partnership has and anticipates that it will share accounting and administrative resources, including personnel, with Energy 11, L.P. to ensure effective staffing of the Partnership. The cost of these accounting and administrative resources will be shared between the partnerships. Other than through the Partnership’s Chief Executive Officer and Chief Financial Officer and the shared accounting and administrative resources, there is no affiliation between the Partnership and Energy 11, L.P.

Note 6.  Subsequent Events

In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). All subsequent common units are being sold at $20.00 per common unit.

In October 2017, the Partnership closed on the issuance of approximately 0.2 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $4.6 million and proceeds net of selling and marketing costs of approximately $4.4 million.

In October 2017, the Partnership declared and paid $0.3 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Partnership to implement its acquisition strategy and operating strategy; the Partnership’s ability to manage planned growth; changes in economic cycles and competition within the oil and gas industry. Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Partnership or any other person that the results or conditions described in such statements or the objectives and plans of the Partnership will be achieved. In addition, the Partnership’s qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the Partnership’s filings with the Securities and Exchange Commission.

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units for gross proceeds of approximately $25 million. Upon raising the minimum offering amount, the holders of the common units were admitted and the Partnership commenced operations.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers.

The Partnership was formed to acquire primarily oil and gas properties located onshore in the United States. The Partnership will seek to acquire working and other interests in producing and non-producing oil and natural gas properties in the United States and utilize third-party operators to manage the day-to-day operations of such properties.

Results of Operations

As of September 30, 2017, the Partnership has not acquired any assets. As a result, the Partnership’s management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Partnership’s targeted investments, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of assets.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the best-efforts offering and the cash flow generated from properties the Partnership will acquire and any short term investments.  In addition, the Partnership may borrow funds to pay operating expenses, distributions, make acquisitions or for other capital needs of the Partnership.

In February 2017, the Partnership obtained an unsecured line of credit with Bank of America in the principal amount of $500,000 to fund some of its offering and operating costs. On July 25, 2017, the Partnership repaid the outstanding balance on the line of credit of $229,000 without a prepayment premium or penalty using proceeds from the sale of common units. Glade M. Knight, the General Partner’s Chief Executive Officer, and David S. McKenney, the General Partner’s Chief Financial Officer, had guaranteed repayment of the line of credit and did not receive any consideration in exchange for providing this guarantee.

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through September 30, 2017, the Dealer Manager Incentive Fees are approximately $2.0 million, subject to Payout (defined below).

Index

As of July 25, 2017, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit. As of September 30, 2017, the Partnership had completed the sale of 2,570,525 common units for gross proceeds of approximately $48.8 million and proceeds net of offering costs of approximately $45.4 million. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units are being sold at $20.00 per common unit.

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

For the three and nine months ended September 30, 2017, the Partnership paid distributions of $0.249316 per common unit, or $0.5 million.

Since distributions to date have been funded with proceeds from the offering of common units, the Partnership’s ability to maintain its current intended rate of distribution will be based on its ability to fully invest its offering proceeds and thereby increase its cash generated from operations. As there can be no assurance of the Partnership’s ability to acquire properties that provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

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

See further discussion in “Note 5. Related Parties” in Part I, Item 1 of this Form 10-Q.

Subsequent Events

In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units).  All subsequent common units are being sold at $20.00 per common unit.

In October 2017, the Partnership closed on the issuance of approximately 0.2 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $4.6 million and proceeds net of selling and marketing costs of approximately $4.4 million.

In October 2017, the Partnership declared and paid $0.3 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. As of September 30, 2017, the Partnership had completed the sale of 2,570,525 common units for total gross proceeds of $48.8 million and proceeds net of offering costs including selling commissions and marketing expenses of $45.4 million. As of September 30, 2017, 15,061,054 common units remained unsold. The offering will expire on May 17, 2019, unless extended by the General Partner, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”). In October 2017, the Partnership completed the sale of 2,631,579 common units at $19.00 per common unit, or $50 million. All subsequent common units are being sold at $20.00 per common unit.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through September 30, 2017, the Dealer Manager Incentive Fees are approximately $2.0 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Use of Proceeds

The following table sets forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of September 30, 2017.

Units Registered
			2,631,579	Units	$19.00	per unit	$50,000,001
			15,000,000	Units	$20.00	per unit	300,000,000
Totals:			17,631,579	Units			$350,000,001

Units Sold
			2,570,525	Units	$19.00	per unit	$48,839,975
			-	Units	$20.00	per unit	-
Totals:			2,570,525	Units			$48,839,975

Expenses of Issuance and Distribution of Units
	1.	Underwriting commissions					$2,930,399
	2.	Expenses of underwriters					-
	3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership					-
	4.	Fees and expenses of third parties					497,713
	Total Expenses of Issuance and Distribution of Common Shares						3,428,112
Net Proceeds to the Partnership							$45,411,863

	1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)					$-
	2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions					-
	3.	Repayment of other indebtedness, including interest expense paid					-
	4.	Investment and working capital					44,934,119
	5.	Fees and expenses of third parties					-
	6.	Other					-
	7.	Distributions					477,744
Total Application of Net Proceeds to the Partnership							$45,411,863

Index

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
101
The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: October 30, 2017