Form 10-Q
period 2018-03-31
ENERGY RESOURCES 12, L.P.
filed 2018-05-14
CIK 1696088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-55916

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

As of April 30, 2018, the Partnership had 3,961,995 common units outstanding.

Energy Resources 12, L.P.
Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$1,664,816	$46,859,728
Accounts receivable
Oil, natural gas and natural gas liquids revenue receivable	2,995,766	-
Acquisition post-closing receivable	1,928,196	-
Deposit for potential acquisition	-	8,750,000
Deferred acquisition costs	-	4,884,208
Total Current Assets	6,588,778	60,493,936

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $693,498 and $0, respectively	90,377,230	-
Total Assets	$96,966,008	$60,493,936

Liabilities
Term loan	$25,000,000	$-
Due to related parties	5,187,122	5,283,623
Accounts payable and accrued expenses	1,317,843	164,786
Total Current Liabilities	31,504,965	5,448,409

Asset retirement obligations	134,375	-
Total Liabilities	31,639,340	5,448,409

Partners’ Equity
Limited partners’ interest (3,735,115 and 3,191,231 common units issued and outstanding, respectively)	65,326,883	55,045,742
General partner’s interest	(215)	(215)
Total Partners’ Equity	65,326,668	55,045,527

Total Liabilities and Partners’ Equity	$96,966,008	$60,493,936

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Revenue
Oil, natural gas and natural gas liquids revenues	$3,497,079	$-

Operating costs and expenses
Production expenses	632,903	-
Production taxes	321,278	-
General and administrative expenses	400,289	6,260
Depreciation, depletion, amortization and accretion	694,718	-
Total operating costs and expenses	2,049,188	6,260

Operating income	1,447,891	(6,260)

Interest expense, net	(159,566)	(275)

Net income (loss)	$1,288,325	$(6,535)

Basic and diluted net income (loss) per common unit	$0.38

Weighted average common units outstanding - basic and diluted	3,427,374

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flow from operating activities:
Net income (loss)	$1,288,325	$(6,535)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	694,718	-

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(2,995,766)	-
Due to related parties	(371,501)	-
Accounts payable and accrued expenses	767,653	4,730

Net cash flow used in operating activities	(616,571)	(1,805)

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(83,584,125)	-

Net cash flow used in investing activities	(83,584,125)	-

Cash flow from financing activities:
Cash paid for offering costs	-	(99,029)
Net proceeds from line of credit	-	106,000
Net proceeds from term loan	25,000,000	-
Proceeds from advance from member of general partner	7,000,000
Payments on advance from member of general partner	(2,000,000)
Net proceeds related to issuance of units	10,197,000	-
Distributions paid to limited partners	(1,191,216)	-

Net cash flow provided by financing activities	39,005,784	6,971

Increase (decrease) in cash and cash equivalents	(45,194,912)	5,166
Cash and cash equivalents, beginning of period	46,859,728	1,000

Cash and cash equivalents, end of period	$1,664,816	$6,166

Interest paid	$146,762	$275

Supplemental non-cash information:
Accounts receivable from seller in acquisition, net of assumed payables	2,000,000	-
Accrued deferred offering costs	-	143,240

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

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

As of March 31, 2018, the Partnership owned an approximate 3.0% non-operated working interest in 228 currently producing wells and 9 wells in various stages of the drilling and completion process, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2017 financial statements included in its 2017 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by the Managing Dealer, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of March 31, 2018, the Partnership had completed the sale of 3.7 million common units for gross proceeds of approximately $72.1 million and proceeds net of offering costs of approximately $67.2 million.

Index
Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Partnership does not operate its oil and natural gas properties and receives actual oil, natural gas and natural gas liquids (“NGL”) sales volumes and prices (in the normal course of business) more than a month later than the information is available to the operators of the wells. The Partnership closed on its first property acquisition on February 1, 2018 and is currently completing the requisite division and transfer orders to obtain title for each well with each operator. As a result, the operational data received from the operators during the post-close process is preliminary. Therefore, the Partnership has used the most current available production data gathered from its operators and the Oil and Gas Division of the North Dakota Industrial Commission, and oil, natural gas and NGL national index prices are used to estimate the accrual of revenue on these wells. The oil, natural gas and NGL sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for oil, natural gas and NGLs. These variables could lead to an over or under accrual of oil, natural gas and NGL sales at the end of any particular quarter. However, the Partnership adjusts the estimated accruals of revenue to actual production in the period actual production is determined or the settlement proceeds are received.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income, partners’ equity or cash flows.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2018. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 6) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Revenue Recognition

Since it did not acquire any assets until 2018, the Partnership did not record any revenue in 2017. The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. Virtually all of the Partnership’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. Settlement receipts for sales of oil, natural gas and natural gas liquids may not be received for more than a month after the date production is delivered to the purchaser, and as a result, the Partnership is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Partnership records the differences between estimates and the actual amounts received for product sales in the month that settlement proceeds are received from the operator.

The following table disaggregates the Partnership’s revenue streams that are summarized as “Oil, natural gas and natural gas liquids revenues” on the consolidated statements of operations for the three months ended March 31, 2018.

Three Months Ended March 31, 2018

Oil revenues	$3,189,410
Natural gas revenues	83,153
Natural gas liquids revenues	224,516
$3,497,079

Index
Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements and enhance the transparency and understandability of hedging activity. The standard simplifies the application of hedge accounting and reduces the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The standard requires a modified retrospective approach for all hedge relationships that exist on the date of adoption. The presentation and disclosure guidance is required only prospectively. The Partnership adopted this standard on January 1, 2018. As of January 1, 2018 and March 31, 2018, the Partnership did not have any outstanding hedge positions; therefore, the adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), that amends the former revenue recognition guidance and provides a revised comprehensive revenue recognition model with customers that contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. Throughout 2016 and 2017, the FASB issued several updates, including ASUs 2016-08, 2016-10, 2016-12, 2016-20, 2017-13 and 2017-14, respectively, to clarify specific topics originally described in ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 to annual and interim periods beginning after December 15, 2017, and permitted early application for annual reporting periods beginning after December 15, 2016. The Partnership adopted this standard on January 1, 2018. The Partnership did not recognize any revenue for any period prior to adoption of this standard.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its purchase of an approximate average 3.1% non-operated working interest in approximately 204 producing wells and 30 wells in various stages of the drilling and completion process, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”) for $87.5 million, subject to customary post-closing adjustments. In addition to using proceeds from its best-efforts offering, the Partnership partially funded the acquisition using proceeds from an unsecured term loan of $25.0 million (discussed below in Note 5. Debt) and an advance from a member of the General Partner of $7.0 million. The Partnership is a non-operator of the Bakken Assets. The Bakken Assets are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

During the first quarter of 2018, the Partnership adjusted the purchase price to reflect the Partnership’s estimate of the customary settlement of operating revenues and expenses received or paid by the seller on the Partnership’s behalf between the acquisition effective date of September 1, 2017 and the closing date of February 1, 2018. The estimate, which is preliminary and was derived from operator revenue and expense statements received from the seller, reduced the purchase price of the Bakken Assets by approximately $2.0 million. In accordance with the terms of the purchase agreement, the Partnership and the seller will agree to the final settlement of operating revenues and expenses between the effective and closing dates of the acquisition after all operator information has been received, and the Partnership will adjust its estimate at that time.

The Partnership engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting the Partnership through closing and post-closing of the purchase agreement of the Bakken Assets. In the first quarter of 2018, the Partnership paid REI a total of approximately $5.3 million for its advisory and consulting services. REI is also entitled to a fee of 5% of the gross sales price in the event the Partnership disposes any or all of the Bakken Assets, if surplus funds are available after Payout to the holders of the Partnership’s common units, as defined in Note 6 below. Of the $5.3 million paid to REI, approximately $4.7 million of these services related to the acquisition of the Bakken Assets have been capitalized as part of the acquisition costs described below. REI is owned by entities that are controlled by Anthony F. Keating, III, Co-Chief Operating Officer of Energy 11 GP, LLC, and Michael J. Mallick, Co-Chief Operating Officer of Energy 11 GP, LLC. Glade M. Knight and David S. McKenney are the Chief Executive Officer and Chief Financial Officer, respectively, of Energy 11 GP, LLC as well as the Chief Executive Officer and Chief Financial Officer, respectively, of the General Partner. See Note 7. Related Parties below for additional information.

The Partnership accounted for this acquisition as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. These acquisition-related costs included, but were not limited to, fees for advisory and consulting (discussed above), due diligence, legal, accounting, engineering and environmental review services. The Partnership has capitalized approximately $5.0 million in transaction costs in conjunction with the acquisition. The Partnership also recorded an asset retirement obligation liability of approximately $0.1 million in conjunction with this acquisition. See Note 4. Asset Retirement Obligation below.

Index

As of March 31, 2018, the Partnership owned an approximate 3.0% non-operated working interest in 228 currently producing wells and 9 wells in various stages of the drilling and completion process in the Bakken Assets. In total, the Partnership estimated capital drilling costs were approximately $0.4 million for the period from February 1, 2018 to March 31, 2018 and the Partnership’s capital expenditures for the drilling and completion of the 9 wells in future periods are estimated to be approximately $1.1 million.

The following unaudited pro forma financial information for the three months ended March 31, 2018 and 2017 have been prepared as if the acquisition of the Bakken Assets had occurred on January 1, 2017. The unaudited pro forma financial information was derived from the historical statements of operations of the Partnership and the historical financial statements of the sellers of the Bakken Assets. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Bakken Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues	$5,175,920	$2,838,863
Net income	$2,165,580	$881,579

Note 4.  Asset Retirement Obligations

The Partnership records an asset retirement obligation (“ARO”) and capitalizes the asset retirement costs in oil and natural gas properties in the period in which the asset retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions of these assumptions impact the present value of the existing asset retirement obligation, a corresponding adjustment is made to the oil and natural gas property balance. The changes in the aggregate ARO are as follows:

2018
Balance as of January 1, 2018	$-
Liabilities incurred on February 1, 2018 (acquisition)	133,155
Accretion	1,220
Balance as of March 31, 2018	$134,375

Note 5.  Debt

On January 16, 2018, the Partnership entered into a loan agreement with Bank of America, N.A., as the lender, for an unsecured term loan (“Term Loan”) of $25.0 million. The Partnership used the $25.0 million proceeds from the Term Loan to partially fund the purchase of the Bakken Assets, as described in Note 3. Oil and Gas Investments above. The Term Loan bears interest at a variable rate based on the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.00%. Interest is payable monthly. The maturity date is January 15, 2019.

The Term Loan contains mandatory prepayment requirements, customary affirmative and negative covenants and events of default. Under the terms of the loan agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Partnership plans to repay the Term Loan with future proceeds from the Partnership’s ongoing public offering. Glade M. Knight, the General Partner’s Chief Executive Officer, and David S. McKenney, the General Partner’s Chief Financial Officer, have guaranteed repayment of the Term Loan and have not and will not receive any consideration in exchange for providing this guarantee.

As of March 31, 2018, the outstanding balance on the Term Loan was $25.0 million. The outstanding balance at March 31, 2018 approximates its fair market value. The Partnership estimated the fair value of its Term Loan by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

Index
Note 6.  Capital Contribution and Partners’ Equity

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

As of July 25, 2017, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit. As of March 31, 2018, the Partnership had completed the sale of 3.7 million common units for gross proceeds of approximately $72.1 million and proceeds net of offering costs of approximately $67.2 million. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units are being sold at $20.00 per common unit.

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through March 31, 2018, the Dealer Manager Incentive Fees are approximately $2.9 million, subject to Payout (defined below).

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

For the three months ended March 31, 2018, the Partnership paid distributions of $0.349041 per common unit, or $1.2 million.

Note 7.  Related Parties

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

Index

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds as of March 31, 2018, the management fee for the period from February 1, 2018 to March 31, 2018 due to the General Partner is approximately $59,000, which has been accrued on the consolidated balance sheets in Due to related parties at March 31, 2018 and included in General and administrative expenses on the consolidated statements of operations.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three months ended March 31, 2018, approximately $81,000 of general and administrative costs were incurred by a member of the General Partner and will be reimbursed by the Partnership. At March 31, 2018, the approximately $81,000 that was due to a member of the General Partner is included in Due to related parties in the consolidated balance sheets.

In January 2018, the Partnership received an advance of $7.0 million from a member of the General Partner to partially fund the purchase of the Bakken Assets. The advance does not bear interest and the member of the General Partner did not receive any compensation for the advance. As of March 31, 2018, the balance due to the member of the General Partner for the advance is $5.0 million, which is included in Due to related parties on the consolidated balance sheets. The Partnership plans to repay the remaining balance due with future proceeds from the Partnership’s ongoing public offering.

The Chief Executive Officer and Chief Financial Officer of the Partnership’s General Partner are also the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. (“Energy 11”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that will give the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The shared day-to-day costs will be split evenly between the two partnerships and any direct third-party costs will be paid by the party receiving the services. The shared costs will be based on actual costs incurred with no mark-up or profit to the Partnership. The agreement may be terminated at any time by either party upon 60 days written notice.

As noted above, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of the Energy 11’s general partner. For the three months ended March 31, 2018, approximately $47,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and will be reimbursed to Energy 11. At March 31, 2018, the approximately $47,000 due from the Partnership to Energy 11 is included in Due to related parties in the consolidated balance sheets.

Note 8.  Subsequent Events

In April 2018, the Partnership closed on the issuance of approximately 0.2 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $4.5 million and proceeds net of selling and marketing costs of approximately $4.3 million.

In April 2018, the Partnership declared and paid $0.4 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In April 2018, the Partnership repaid $3.5 million to a member of the General Partner for the advance made in January 2018, as discussed in Note 7. Related Parties above.

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

These forward-looking statements include such things as:

•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future distributions;
•	estimated future capital expenditures;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

•
that the Partnership’s strategy of acquiring oil and gas properties on attractive terms and developing those properties may not be successful or that the Partnership’s operations on properties acquired may not be successful;

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

•
current credit market conditions and the Partnership’s ability to obtain long-term financing or refinancing debt for the Partnership’s drilling activities in a timely manner and on terms that are consistent with what the Partnership projects;

•	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and
•	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of the Partnership’s production will not be effective.

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units for gross proceeds of approximately $25 million. Additionally upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990 and Energy Resources 12 GP, LLC (the “General Partner”) received Incentive Distribution Rights (defined below). As of March 31, 2018, the Partnership had completed the sale of 3.7 million common units for gross proceeds of approximately $72.1 million and proceeds net of offering costs of approximately $67.2 million.

Index

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

Oil and Gas Properties Acquisition

On November 21, 2017, Energy Resources 12 Operating Company, LLC (“Buyer”), a wholly-owned subsidiary of the Partnership, entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Bruin E&P Non-Op Holdings, LLC (“Seller”), for the potential purchase of Seller’s interest in certain non-operated oil and gas properties and the related rights, resulting in an approximate average 3.1% non-operated working interest in approximately 204 existing producing wells and 30 wells in various stages of the drilling and completion process, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Buyer closed on the purchase of the Bakken Assets on February 1, 2018.

Prior to this acquisition, the Partnership owned no oil and natural gas assets. Neither the Buyer nor the Partnership will be the operator of the Bakken Assets; the current, experienced operators will continue to operate on behalf of the Partnership and other working interest owners. There are 14 current operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG) and Continental Resources (NYSE: CLR). The Bakken Assets are located in the Bakken Shale formation, including the Antelope, Spotted Horn, Squaw Creek and Reunion Bay fields. The Bakken Shale and its close geologic cousin, the Three Forks Shale, are found in the Williston Basin, centered in North Dakota and are two of the largest oil fields in the U.S. While oil has been produced in North Dakota from the Williston Basin since the 1950s, it is only since 2007 through the application of horizontal drilling and hydraulic fracturing technologies that the Bakken has seen an increase in production activities.

The purchase price for the Bakken Assets was $87.5 million, subject to customary post-closing adjustments. During the first quarter of 2018, the Partnership adjusted the purchase price to reflect the Partnership’s estimate of the customary settlement of operating revenues and expenses received or paid by the seller on the Partnership’s behalf between the acquisition effective date of September 1, 2017 and the closing date of February 1, 2018. The estimate, which is preliminary and was derived from operator revenue and expense statements received from the seller, reduced the purchase price of the Bakken Assets by approximately $2.0 million. In accordance with the terms of the purchase agreement, the Partnership and the seller will agree to the final settlement of operating revenues and expenses between the effective and closing dates of the acquisition after all operator information has been received, and the Partnership will adjust its estimate at that time.

The purchase price was funded by net proceeds from the Partnership’s ongoing public offering, proceeds from an unsecured term loan of $25.0 million (discussed in Liquidity and Capital Resources: Financing below) and an advance from a member of the General Partner of $7.0 million. The advance does not bear interest and the member of the General Partner did not receive any compensation for the advance. As of March 31, 2018, the balance due to the member of the General Partner for the advance is $5.0 million. The Partnership plans to repay the remaining balance due with future proceeds from the Partnership’s ongoing public offering.

During the first quarter of 2018, the Partnership estimated capital drilling costs incurred were approximately $0.4 million for the period from February 1, 2018 to March 31, 2018. The Partnership anticipates that it may be obligated to invest approximately $8 to $10 million in drilling and completion capital expenditures for the remainder of 2018, and a total of approximately $60 to $65 million in drilling and completion capital expenditures through 2023 to fully participate in operator drilling programs in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets. Since the Partnership is not the operator of any of the Bakken Assets described, it is extremely difficult to predict the levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects for 2019 and beyond difficult to forecast and current estimated capital expenditure could be significantly different from amounts actually invested. The Partnership expects to fund capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, proceeds from its best-efforts offering and cash on hand.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Due to global supply and demand concerns as well as ongoing geopolitical risks in oil producing regions of the world, energy commodity prices are historically volatile. The Partnership expects price volatility is likely for the remainder of 2018. The average daily NYMEX prices for oil and natural gas for the two months from February 1, 2018 to March 31, 2018 were $62.49 per barrel of oil and $2.68 per Mcf of natural gas, respectively.

Index

Results of Operations

The Partnership closed on its purchase of the Bakken Assets on February 1, 2018. The Partnership is currently completing the requisite division and transfer orders to obtain title for each well with each operator after the closing on the purchase of the Bakken Assets. During this process, the Partnership has used the most current available production data, historical production data and production data from the Oil and Gas Division of the North Dakota Industrial Commission as well as oil, natural gas and NGL national index prices to estimate the accrual of revenue on these wells for the period February 1, 2018 to March 31, 2018. The Partnership will adjust the estimated accruals of revenue to actual production in the period actual production is determined. Other than the payment of fees and expenses described herein, the Partnership had no other operations prior to the acquisition of the Bakken Assets. Because the Partnership had no revenues in fiscal 2017, there is no comparison of the Partnership’s results of operations for the three months ended March 31, 2018 to the Partnership’s results of operations for the three months ended March 31, 2017, except as otherwise indicated below.

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids and (3) production costs per BOE. The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the period February 1, 2018 to March 31, 2018.

	Three Months Ended March 31,
	2018	Percent of Revenue
Total revenue	$3,497,079	100.0%
Production expenses	632,903	18.1%
Production taxes	321,278	9.2%
Depreciation, depletion, amortization and accretion	694,718	19.9%

Production (BOE):
Oil	56,504
Natural gas	4,950
Natural gas liquids	7,128
Total	68,582

Average sales price per unit:
Oil (per Bbl)	$56.45
Natural gas (per Mcf)	2.80
Natural gas liquids (per Bbl)	31.50
Combined average sales price (per BOE)	50.99

Average unit cost per BOE:
Production expenses	9.23
Production taxes	4.68
Depreciation, depletion and amortization	10.13

Oil, Natural Gas and NGL Sales

For the two months from February 1, 2018 to March 31, 2018, revenues for oil, natural gas and NGL sales were $3.5 million. Revenues for the sale of crude oil were $3.2 million, which resulted in a realized price of $56.45 per barrel. Revenues for the sale of natural gas were $0.1 million, which resulted in a realized price of $2.80 per Mcf. Revenues for the sale of NGLs were $0.2 million, which resulted in a realized price of $31.50 per BOE of production. Based upon the Partnership’s revenue estimates, approximately 60% of total revenues for oil, natural gas and NGL are concentrated in approximately 3% of the Partnership’s producing wells.

Production Expenses

Production expenses are daily costs incurred by the Partnership to bring oil and natural gas out of the ground and to market, along with the daily costs incurred to maintain producing properties. Such costs include field personnel compensation, salt water disposal, utilities, maintenance, repairs and servicing expenses related to the Partnership’s oil and natural gas properties, along with the gathering and processing contracts in effect for the extraction, transportation and treatment of natural gas.

Production expenses for the two months from February 1, 2018 to March 31, 2018 were $0.6 million, and production expenses per BOE were $9.23.

Index

Production Taxes

North Dakota’s oil tax structure is comprised of two main taxes: the production tax and the extraction tax. The production tax is 5% and the extraction tax rate is also 5% of the gross value at the well. This rate can increase to 6% if the high-price trigger, defined as the average price of a barrel of oil exceeding a trigger price of $90 for each month in any consecutive three-month period, is in effect. The 6% rate would remain in effect until the average price is less than $90 per barrel for each month in any consecutive three-month period.

The production tax on gas is subject to a price index change on July 1 of each calendar year. The rate applicable for the two months from February 1, 2018 to March 31, 2018 was $0.05555 per Mcf. This rate will be effective through June 30, 2018.

Production taxes for the two months from February 1, 2018 to March 31, 2018 were $0.3 million (9% of revenue).

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves.  Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the two months from February 1, 2018 to March 31, 2018 was $0.7 million.

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2018 and 2017 were $0.4 million and $6,260, respectively. General and administrative expenses for the three months ended March 31, 2018 exceeded those of the prior year due to the Partnership raising funds through its ongoing offering and entering into the contract for the closing of the Partnership’s non-operated working interest in the Bakken Assets in February 2018, resulting in a rise in year-to-date accounting, legal and consulting fees.

Interest Expense

Interest expense, net, for the three months ended March 31, 2018 and 2017 was $0.2 million and $275, respectively. The primary component of Interest expense, net, during the three months ended March 31, 2018 was interest expense on the Term Loan, as discussed below in Liquidity and Capital Resources: Financing.

Supplemental Non-GAAP Measure

The Partnership uses “EBITDAX”, defined as Earnings before Interest, Income Taxes, Depreciation, Depletion, Amortization and Exploration Expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income (loss), operating income (loss), cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although EBITDAX, as calculated by the Partnership, may not be comparable to EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

Index

The Partnership believes that the presentation of EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to EBITDAX for the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Net income	$1,288,325
Interest expense, net	159,566
Depreciation, depletion and amortization	694,718
Exploration expenses	-
EBITDAX	$2,142,609

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the best-efforts offering and the cash flow generated from properties the Partnership acquired on February 1, 2018. The Partnership anticipates that cash on hand, cash flow from operations and proceeds of the best-efforts offering will be adequate to meet its liquidity requirements for at least the next 12 months. If the Partnership is unable to raise sufficient proceeds from its ongoing best-efforts offering or obtain additional financing, it may be unable to pay distributions or participate in the drilling programs discussed above.

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

The Term Loan proceeds were used in closing on the Partnership’s purchase of the Bakken Assets, as described above. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. Glade M. Knight and David S. McKenney, the General Partner’s Chief Executive Officer and Chief Financial Officer, respectively, have guaranteed repayment of the Term Loan and did not and will not receive any consideration in exchange for providing this guarantee. The Partnership intends to use proceeds from its best-efforts offering to repay the Term Loan. At March 31, 2018, the outstanding balance on the Term Loan was $25.0 million.

Partners’ Equity

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through March 31, 2018, the Dealer Manager Incentive Fees are approximately $2.9 million, subject to Payout (defined below). As of March 31, 2018, the Partnership had completed the sale of 3.7 million common units for gross proceeds of approximately $72.1 million and proceeds net of offering costs of approximately $67.2 million.

Index

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

For the three months ended March 31, 2018, the Partnership paid distributions of $0.349041 per common unit, or $1.2 million.

Since distributions to date have been funded with proceeds from the offering of common units, the Partnership’s ability to maintain its current intended rate of distribution will be based on its ability to increase its cash generated from operations. As there can be no assurance that the assets acquired by the Partnership will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

Subsequent Events

In April 2018, the Partnership closed on the issuance of approximately 0.2 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $4.5 million and proceeds net of selling and marketing costs of approximately $4.3 million.

In April 2018, the Partnership declared and paid $0.4 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In April 2018, the Partnership repaid $3.5 million to a member of the General Partner for the advance made in January 2018, as discussed in Note 7. Related Parties above.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2017 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. As of March 31, 2018, the Partnership had completed the sale of 3,735,115 common units for total gross proceeds of $72.1 million and proceeds net of offering costs including selling commissions and marketing expenses of $67.2 million. As of March 31, 2018, 13,896,464 common units remained unsold. The offering will expire on May 17, 2019, unless extended by the General Partner, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”). In October 2017, the Partnership completed the sale of 2,631,579 common units at $19.00 per common unit, or $50 million. All subsequent common units are being sold at $20.00 per common unit.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through March 31, 2018, the Dealer Manager Incentive Fees are up to approximately $2.9 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Index

Use of Proceeds

The following table sets forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2018.

Units Registered
		2,631,579	Units	$19.00	per unit	$50,000,001
		15,000,000	Units	$20.00	per unit	300,000,000
Totals:		17,631,579	Units			$350,000,001

Units Sold
		2,631,579	Units	$19.00	per unit	$50,000,001
		1,103,536	Units	$20.00	per unit	22,070,719
Totals:		3,735,115	Units			$72,070,720

Expenses of Issuance and Distribution of Units
	1.	Underwriting commissions				$4,324,243
	2.	Expenses of underwriters				-
	3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
	4.	Fees and expenses of third parties				548,012
	Total Expenses of Issuance and Distribution of Common Shares					4,872,255
Net Proceeds to the Partnership						$67,198,465

	1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$62,728,000
	2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
	3.	Repayment of other indebtedness, including interest expense paid				-
	4.	Investment and working capital				1,820,850
	5.	Fees and expenses of third parties				-
	6.	Other				-
	7.	Distributions				2,649,615
Total Application of Net Proceeds to the Partnership						$67,198,465

Index

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Index

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Loan Agreement between Bank of America, N.A. and Energy Resources 12, L.P. dated January 16, 2018 (incorporated by reference from Exhibit 10.1 to the Partnership’s form 8-K filed on January 17, 2018).
10.2
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
101
The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: May 14, 2018