Form 10-Q
period 2018-06-30
ENERGY RESOURCES 12, L.P.
filed 2018-08-14
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the Partnership had 5,578,765 common units outstanding.

Index

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Cash and cash equivalents	$11,881,132	$46,859,728
Oil, natural gas and natural gas liquids revenue receivable	3,881,168	-
Deposit for potential acquisition	4,125,000	8,750,000
Deferred acquisition costs	4,125,981	4,884,208
Total Current Assets	24,013,281	60,493,936

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $2,013,028 and $0, respectively	91,234,376	-
Total Assets	$115,247,657	$60,493,936

Liabilities
Term loan	$15,000,000	$-
Due to related parties	4,474,698	5,283,623
Accounts payable and accrued expenses	1,616,021	164,786
Total Current Liabilities	21,090,719	5,448,409

Asset retirement obligations	141,768	-
Total Liabilities	21,232,487	5,448,409

Partners’ Equity
Limited partners' interest (5,157,398 and 3,191,231 common units issued and outstanding, respectively)	94,015,385	55,045,742
General partner's interest	(215)	(215)
Total Partners’ Equity	94,015,170	55,045,527

Total Liabilities and Partners’ Equity	$115,247,657	$60,493,936

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2018

Revenue
Oil, natural gas and natural gas liquids revenues	$7,531,096	$-	$11,028,175	$-

Operating costs and expenses
Production expenses	1,635,724	-	2,268,627	-
Production taxes	617,248	-	938,526	-
General and administrative expenses	343,745	14,845	744,034	21,105
Depreciation, depletion, amortization and accretion	1,321,361	-	2,016,079	-
Total operating costs and expenses	3,918,078	14,845	5,967,266	21,105

Operating income	3,613,018	(14,845)	5,060,909	(21,105)

Interest expense, net	(212,483)	(830)	(372,049)	(1,105)

Net income (loss)	$3,400,535	$(15,675)	$4,688,860	$(22,210)

Basic and diluted net income per common unit	$0.82		$1.24

Weighted average common units outstanding - basic and diluted	4,158,589		3,795,001

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flow from operating activities:
Net income (loss)	$4,688,860	$(22,210)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	2,016,079	-

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(4,427,059)	-
Due to related parties	(208,925)	-
Accounts payable and accrued expenses	1,069,593	18,668

Net cash flow provided by (used in) operating activities	3,138,548	(3,542)

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(81,696,819)	-
Deposit for potential acquisition of oil and natural gas properties	(4,125,000)	-
Additions to oil and natural gas properties	(1,571,696)	-

Net cash flow used in investing activities	(87,393,515)	-

Cash flow from financing activities:
Cash paid for offering costs	-	(224,608)
Net proceeds from line of credit	-	229,000
Proceeds from term loan	25,000,000	-
Payments on term loan	(10,000,000)	-
Proceeds from advance from member of general partner	7,000,000	-
Payments on advance from member of general partner	(7,000,000)	-
Net proceeds related to issuance of units	36,908,195	-
Distributions paid to limited partners	(2,631,824)	-

Net cash flow provided by financing activities	49,276,371	4,392

Increase (decrease) in cash and cash equivalents	(34,978,596)	850
Cash and cash equivalents, beginning of period	46,859,728	1,000

Cash and cash equivalents, end of period	$11,881,132	$1,850

Interest paid	$397,954	$679

Supplemental non-cash information:
Accrued deferred offering costs	-	258,683

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2018

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

As of June 30, 2018, the Partnership owned an approximate 2.7% non-operated working interest in 240 currently producing wells and 19 wells in various stages of the drilling and completion process, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2017 financial statements included in its 2017 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2018.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by the Managing Dealer, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of June 30, 2018, the Partnership had completed the sale of 5.2 million common units for gross proceeds of approximately $100.5 million and proceeds net of offering costs of approximately $93.9 million.

Index

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Partnership does not operate its oil and natural gas properties and receives actual oil, natural gas and natural gas liquids (“NGL”) sales volumes and prices (in the normal course of business) more than a month later than the information is available to the operators of the wells. The Partnership closed on its first property acquisition on February 1, 2018 and continues to complete the requisite division and transfer orders to obtain title for each well with each operator. As a result, the operational data received from the operators during the post-close process is preliminary. Therefore, the Partnership has used the most current available production data gathered from its operators and the Oil and Gas Division of the North Dakota Industrial Commission, and oil, natural gas and NGL national index prices are used to estimate the accrual of revenue on these wells. The oil, natural gas and NGL sales revenue accrual can be impacted by many variables including rapid production decline rates, production curtailments by operators, the shut-in of wells with mechanical problems and rapidly changing market prices for oil, natural gas and NGLs. These variables could lead to an over or under accrual of oil, natural gas and NGL sales at the end of any particular quarter. However, the Partnership adjusts the estimated accruals of revenue to actual production in the period actual production is determined or the settlement proceeds are received.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income, partners’ equity or cash flows.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2018. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 6) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

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

The following table disaggregates the Partnership’s revenue streams that are summarized as “Oil, natural gas and natural gas liquids revenues” on the consolidated statements of operations for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Oil revenues	$7,018,563	$10,207,973
Natural gas revenues	292,454	375,607
Natural gas liquids revenues	220,079	444,595
	$7,531,096	$11,028,175

Index

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to enable entities to better portray their risk management activities in their financial statements and enhance the transparency and understandability of hedging activity. The standard simplifies the application of hedge accounting and reduces the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The standard requires a modified retrospective approach for all hedge relationships that exist on the date of adoption. The presentation and disclosure guidance is required only prospectively. The Partnership adopted this standard on January 1, 2018. As of January 1, 2018 and June 30, 2018, the Partnership did not have any outstanding hedge positions; therefore, the adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. The standard is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The Partnership expects to adopt this standard as of January 1, 2019. Although the Partnership has not yet identified any material impact, the Partnership is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its purchase of the Bakken Assets for $87.5 million. In addition to using proceeds from its best-efforts offering, the Partnership partially funded the acquisition using proceeds from an unsecured term loan of $25.0 million (discussed below in Note 5. Debt) and an advance from a member of the General Partner of $7.0 million. The advance from a member of the General Partner was repaid in full in May 2018. At closing, the Bakken Assets were comprised of 204 producing wells and 30 wells in various stages of the drilling and completion process.

The Partnership accounted for this acquisition as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. These acquisition-related costs included, but were not limited to, fees for advisory and consulting (discussed below), due diligence, legal, accounting, engineering and environmental review services. The Partnership has capitalized approximately $5.0 million in transaction costs in conjunction with the acquisition. The Partnership also recorded an asset retirement obligation liability of approximately $0.1 million in conjunction with this acquisition. See Note 4. Asset Retirement Obligation below.

The Partnership adjusted the purchase price to reflect the operating revenues and expenses of the Bakken Assets between the acquisition effective date of September 1, 2017 and the closing date of February 1, 2018, in accordance with the closing conditions set forth in the purchase agreement. The net impact of the purchase price adjustments was a decrease to the purchase price of the asset of approximately $2.3 million.

The Partnership engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting the Partnership through closing and post-closing of the purchase agreement of the Bakken Assets. In the first quarter of 2018, the Partnership paid REI a total of approximately $5.3 million for its advisory and consulting services. REI is also entitled to a fee of 5% of the gross sales price in the event the Partnership disposes any or all of the Bakken Assets, if surplus funds are available after Payout to the holders of the Partnership’s common units, as defined in Note 6 below. Of the $5.3 million paid to REI, approximately $4.7 million of these services related to the acquisition of the Bakken Assets have been capitalized as part of the acquisition costs described above. REI is owned by entities that are controlled by Anthony F. Keating, III, Co-Chief Operating Officer of Energy 11 GP, LLC, and Michael J. Mallick, Co-Chief Operating Officer of Energy 11 GP, LLC. Glade M. Knight and David S. McKenney are the Chief Executive Officer and Chief Financial Officer, respectively, of Energy 11 GP, LLC as well as the Chief Executive Officer and Chief Financial Officer, respectively, of the General Partner. See Note 7. Related Parties below for additional information.

Index

In total, the Partnership incurred approximately $2.9 million in capital drilling and completion costs for the period from February 1, 2018 to June 30, 2018. From February 1, 2018 to June 30, 2018, the Partnership participated in the drilling of 55 wells, of which 36 have been completed and 19 wells are in various stages of completion at June 30, 2018. To date, the Partnership has incurred approximately $2.9 million in capital expenditures and anticipates approximately $0.7 million remain to complete the 19 wells in various stages of completion.

The following unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017 have been prepared as if the acquisition of the Bakken Assets had occurred on January 1, 2017. The unaudited pro forma financial information was derived from the historical statements of operations of the Partnership and the historical financial statements of the sellers of the Bakken Assets. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Bakken Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues	$7,531,096	$3,423,571	$12,729,593	$6,262,434
Net income	$3,475,952	$1,057,017	$5,664,109	$1,938,596

On June 29, 2018, the Partnership, through a wholly-owned subsidiary (the “Buyer”), entered into a Purchase and Sale Agreement (“Purchase Agreement No. 2”) with Bruin E&P Non-Op Holdings, LLC (“Seller”), for the potential purchase of an additional portion of the Seller’s interest in the Bakken Assets, resulting in the Partnership acquiring an additional approximate average 2.7% non-operated working interest (the “Target Assets”). If all conditions to closing on the Target Assets are met under the Purchase Agreement No. 2, the Partnership’s non-operated working interest in the Bakken Assets would increase to approximately a total of 5.4%.

Pursuant to Purchase Agreement No. 2, the purchase price for the Target Assets is $82.5 million, subject to customary adjustments. On June 29, 2018, the Partnership funded a deposit of 5% of the purchase price, or $4,125,000 (the “Deposit”), to the Seller to be applied toward the purchase price at closing or to be released to the Seller if the transaction does not close by the outside closing date due to the Buyer’s breach of Purchase Agreement No. 2. In the event the transaction does not close due to a breach by Sellers, the Deposit will be refunded to the Partnership. If the Buyer does not perform under the contract as a result of its diligence review or otherwise breach Purchase Agreement No. 2, the Sellers’ sole remedy against the Buyer is release of the Deposit to the Seller. The final settlement purchase price is subject to customary post-closing adjustments, as defined and identified in Purchase Agreement No. 2.

The closing of Purchase Agreement No. 2 is subject to the satisfaction of a number of required conditions which currently remain unsatisfied under Purchase Agreement No. 2. Consummation of the acquisition is subject to the Buyer’s satisfactory completion of the review of title, environmental investigations, financial analysis and geological analysis, obtaining sufficient financing to fund the purchase price and other due diligence. Accordingly, there can be no assurance at this time that all of the conditions precedent to consummating Purchase Agreement No. 2 will be satisfied, that the Partnership will find the results of its diligence investigation acceptable, that the Partnership will be able to obtain sufficient financing on terms reasonably acceptable or that the transaction will be successfully completed.

The Partnership has engaged REI to perform advisory and consulting services and support the Partnership through closing of Purchase Agreement No. 2, including assistance with due diligence related to the Target Assets and obtaining financing for the proposed transaction. The Partnership will pay REI a total of approximately $4.1 million for its advisory and consulting services; the $4.1 million has been accrued in Due to related parties on the consolidated balance sheets as of June 30, 2018. REI is also entitled to a fee of 5% of the gross sales price in the event the Partnership disposes any or all of the Target Assets, if surplus funds are available after Payout to the holders of the Partnership’s common units, as defined below in Note 6.

Index

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

2018
Balance as of January 1, 2018	$-
Liabilities incurred on February 1, 2018 (acquisition)	133,155
Well additions	5,562
Accretion	3,051
Balance as of June 30, 2018	$141,768

Note 5.  Debt

On January 16, 2018, the Partnership entered into a loan agreement with Bank of America, N.A., as the lender, for an unsecured term loan (“Term Loan”) of $25.0 million. The Partnership used the $25.0 million proceeds from the Term Loan to partially fund the initial purchase of the Bakken Assets, as described in Note 3. Oil and Gas Investments above. The Term Loan bears interest at a variable rate based on the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.00%. Interest is payable monthly. The maturity date is January 15, 2019.

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

As of June 30, 2018, the outstanding balance on the Term Loan was $15.0 million. The outstanding balance at June 30, 2018 approximates its fair market value. The Partnership estimated the fair value of its Term Loan by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

As of July 25, 2017, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units are being sold at $20.00 per common unit. As of June 30, 2018, the Partnership had completed the sale of 5.2 million common units for gross proceeds of approximately $100.5 million and proceeds net of offering costs of approximately $93.9 million.

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through June 30, 2018, the Dealer Manager Incentive Fees are approximately $4.0 million, subject to Payout (defined below).

Index

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

●

First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Managing Dealer, the “Dealer Manager Incentive Fees”, 30%, until such time as the Managing Dealer receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

●	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $1.4 million and $2.6 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds as of June 30, 2018, the management fee for the three and six months ended June 30, 2018 due to the General Partner is approximately $126,000 and $185,000, respectively. As of June 30, 2018, the accrued management fee due to the General Partner is approximately $185,000, which has been accrued on the consolidated balance sheets in Due to related parties at June 30, 2018 and included in General and administrative expenses on the consolidated statements of operations.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three and six months ended June 30, 2018, approximately $102,000 and $183,000 of general and administrative costs were incurred by a member of the General Partner and will be reimbursed by the Partnership. At June 30, 2018, the approximately $102,000 that was due to a member of the General Partner is included in Due to related parties in the consolidated balance sheets.

In January 2018, the Partnership received an advance of $7.0 million from a member of the General Partner to partially fund the purchase of the Bakken Assets. The Partnership repaid a member of the General Partner in full in May 2018. The advance did not bear interest and the member of the General Partner did not receive any compensation for the advance.

Index

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

As noted above, the cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the three and six months ended June 30, 2018, approximately $64,000 and $111,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and will be reimbursed to Energy 11. At June 30, 2018, approximately $64,000 is due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets.

Note 8.  Subsequent Events

In July 2018, the Partnership closed on the issuance of approximately 0.4 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $8.4 million and proceeds net of selling and marketing costs of approximately $7.9 million.

In July 2018, the Partnership declared and paid $0.6 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and the following:

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

•

current credit market conditions and the Partnership’s ability to obtain long-term financing or refinancing debt for the Partnership’s drilling and acquisition activities in a timely manner and on terms that are consistent with what the Partnership projects;

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

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units for gross proceeds of approximately $25 million. Additionally upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990 and Energy Resources 12 GP, LLC (the “General Partner”) received Incentive Distribution Rights (defined below). As of June 30, 2018, the Partnership had completed the sale of 5.2 million common units for gross proceeds of approximately $100.5 million and proceeds net of offering costs of approximately $93.9 million.

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

Oil and Gas Properties Acquisition

On February 1, 2018, the Partnership completed its purchase of an approximate average 3.1% non-operated working interest in 204 producing wells and 30 wells in various stages of the drilling and completion process, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”) for $87.5 million. Prior to this acquisition, the Partnership owned no oil and natural gas assets. The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG) and Continental Resources (NYSE: CLR). The Bakken Assets are located in the Bakken Shale formation, including the Antelope, Spotted Horn, Squaw Creek and Reunion Bay fields. The Bakken Shale and its close geologic cousin, the Three Forks Shale, are found in the Williston Basin, centered in North Dakota and are two of the largest oil fields in the U.S. While oil has been produced in North Dakota from the Williston Basin since the 1950s, it is only since 2007 through the application of horizontal drilling and hydraulic fracturing technologies that the Bakken has seen an increase in production activities.

The purchase price was funded by net proceeds from the Partnership’s ongoing public offering, proceeds from an unsecured term loan of $25.0 million (discussed in Liquidity and Capital Resources: Financing below) and an advance from a member of the General Partner of $7.0 million. The advance from a member of the General Partner was paid in full in May 2018. The advance did not bear interest and the member of the General Partner did not receive any compensation for the advance.

The purchase price for the Bakken Assets was $87.5 million, subject to customary post-closing adjustments. The Partnership adjusted the purchase price to reflect the operating revenues and expenses of the Bakken Assets between the acquisition effective date of September 1, 2017 and the closing date of February 1, 2018, in accordance with the closing conditions set forth in the purchase agreement. The net impact of the purchase price adjustments was a decrease to the purchase price of the asset of approximately $2.3 million.

From February 1, 2018 to June 30, 2018, the Partnership’s capital drilling costs incurred were approximately $2.9 million for the period for the Partnership’s participation in the drilling and completion of 55 wells, of which 36 have been completed as of June 30, 2018. The Partnership anticipates incurring an additional $0.7 million to complete the 19 wells in various stages of completion. The Partnership anticipates that it may be obligated to invest approximately $7 to $9 million in drilling and completion capital expenditures for the remainder of 2018 for additional planned drilling by its operators, and a total of approximately $55 to $60 million in drilling and completion capital expenditures through 2023 to fully participate in operator drilling programs in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets. Since the Partnership is not the operator of any of the Bakken Assets described, it is extremely difficult to predict the levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects for 2019 and beyond difficult to forecast and current estimated capital expenditure could be significantly different from amounts actually invested. The Partnership expects to fund capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, proceeds from its best-efforts offering and cash on hand.

Potential Acquisition

On June 29, 2018, the Partnership, through a wholly-owned subsidiary (the “Buyer”) entered into a Purchase and Sale Agreement (“Purchase Agreement No. 2”) with Bruin E&P Non-Op Holdings, LLC (“Seller”), for the potential purchase of an additional portion of the Seller’s interest in the Bakken Assets, resulting in the Partnership acquiring an additional approximate average 2.7% non-operated working interest (the “Target Assets”), so if all conditions to closing on the Target Assets are met under the Purchase Agreement No. 2, the Partnership’s non-operated working interest in the Bakken Assets would increase to approximately 5.4%.

Pursuant to Purchase Agreement No. 2, the purchase price for the Target Assets is $82.5 million, subject to customary adjustments. On June 29, 2018, the Partnership funded a deposit of 5% of the purchase price, or $4,125,000 (the “Deposit”), to the Seller to be applied toward the purchase price at closing or to be released to the Seller if the transaction does not close by the outside closing date due to the Buyer’s breach of Purchase Agreement No. 2. In the event the transaction does not close due to a breach by Sellers, the Deposit will be refunded to the Partnership. If the Buyer does not perform under the contract as a result of its diligence review or otherwise breach Purchase Agreement No. 2, the Sellers’ sole remedy against the Buyer is release of the Deposit to the Seller. The final settlement purchase price is subject to the customary post-closing adjustments, as defined and identified in Purchase Agreement No. 2.

Index

The closing of Purchase Agreement No. 2 is subject to the satisfaction of a number of required conditions which currently remain unsatisfied under Purchase Agreement No. 2. Consummation of the acquisition is subject to the Buyer’s satisfactory completion of the review of title, environmental investigations, financial analysis and geological analysis, obtaining sufficient financing to fund the purchase price and other due diligence. Accordingly, there can be no assurance at this time that all of the conditions precedent to consummating Purchase Agreement No. 2 will be satisfied, that the Partnership will find the results of its diligence investigation acceptable, that the Partnership will be able to obtain sufficient financing on terms reasonably acceptable or that the transaction will be successfully completed.

The Partnership has engaged REI (see Note 3. Oil and Gas Investments for discussion of REI) to perform advisory and consulting services and support the Partnership through closing of Purchase Agreement No. 2, including assistance with due diligence related to the Target Assets and obtaining financing for the proposed transaction. The Partnership will pay REI a total of approximately $4.1 million for its advisory and consulting services. REI is also entitled to a fee of 5% of the gross sales price in the event the Partnership disposes any or all of the Target Assets, if surplus funds are available after Payout to the holders of the Partnership’s common units, as defined below.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Due to global supply and demand concerns as well as ongoing geopolitical risks in oil producing regions of the world, energy commodity prices are historically volatile and may continue into the future. The average daily NYMEX prices for oil and natural gas for the three months ended June 30, 2018 were $67.91 per barrel of oil and $2.85 per Mcf of natural gas, respectively. The average daily NYMEX prices for oil and natural gas from February 1, 2018 to June 30, 2018 were $65.83 per barrel of oil and $2.79 per Mcf of natural gas, respectively.

Results of Operations

The Partnership closed on its purchase of the Bakken Assets on February 1, 2018. Other than the payment of fees and expenses described herein, the Partnership had no other operations prior to the acquisition of the Bakken Assets. Because the Partnership had no revenues in fiscal 2017, there is no comparison of the Partnership’s results of operations for the three and six months ended June 30, 2018 to the Partnership’s results of operations for the three and six months ended June 30, 2017, except as otherwise indicated below.

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids and (3) production costs per BOE. The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended June 30, 2018 and the five-month period February 1, 2018 to June 30, 2018.

	Three Months Ended June 30,		Five Months Ended June 30,
	2018	Percent of Revenue	2018	Percent of Revenue
Total revenue	$7,531,096	100.0%	$11,028,175	100.0%
Production expenses	1,635,724	21.7%	2,268,627	20.6%
Production taxes	617,248	8.2%	938,526	8.5%
Depreciation, depletion, amortization and accretion	1,321,361	17.5%	2,016,079	18.3%

Production (BOE):
Oil	106,316		162,820
Natural gas	18,454		23,404
Natural gas liquids	14,009		21,137
Total	138,779		207,361

Average sales price per unit:
Oil (per Bbl)	$66.02		$62.69
Natural gas (per Mcf)	2.64		2.67
Natural gas liquids (per Bbl)	15.71		21.03
Combined average sales price (per BOE)	54.27		53.18

Average unit cost per BOE:
Production expenses	11.79		10.94
Production taxes	4.45		4.53
Depreciation, depletion, amortization and accretion	9.52		9.72

Index

Oil, Natural Gas and NGL Sales

For the three months ended June 30, 2018, revenues for oil, natural gas and NGL sales were $7.5 million. Revenues for the sale of crude oil were $7.0 million, which resulted in a realized price of $66.02 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $2.64 per Mcf. Revenues for the sale of NGLs were $0.2 million, which resulted in a realized price of $15.71 per BOE of production.

For the five months from February 1, 2018 to June 30, 2018, revenues for oil, natural gas and NGL sales were $11.0 million. Revenues for the sale of crude oil were $10.2 million, which resulted in a realized price of $62.69 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.67 per Mcf. Revenues for the sale of NGLs were $0.4 million, which resulted in a realized price of $21.03 per BOE of production.

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

Production expenses for the three months ended June 30, 2018 were $1.6 million, and production expenses per BOE were $11.79. Production expenses for the five months from February 1, 2018 to June 30, 2018 were $2.3 million, and production expenses per BOE were $10.94.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Production taxes for the three months ended June 30, 2018 were $0.6 million (8.2% of revenue). Production taxes for the five months from February 1, 2018 to June 30, 2018 were $0.9 million (8.5% of revenue).

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves.  Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended was $1.3 million, and DD&A per BOE of production was $9.52. DD&A for the five months from February 1, 2018 to June 30, 2018 was $2.0 million, and DD&A per BOE of production was $9.72.

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2018 and 2017 were $0.3 million and $14,845, respectively. General and administrative expenses for the six months ended June 30, 2018 and 2017 were $0.7 million and $21,105, respectively. General and administrative expenses for the three and six months ended June 30, 2018 exceeded those of the prior year due to the Partnership raising funds through its ongoing offering and closing on its non-operated working interest in the Bakken Assets in February 2018, resulting in a rise in year-to-date accounting, legal and consulting fees.

Interest Expense

Interest expense, net, for the three months ended June 30, 2018 and 2017 was $0.2 million and $830, respectively. Interest expense, net, for the six months ended June 30, 2018 and 2017 was $0.4 million and $1,105, respectively. The primary component of Interest expense, net, during the three and six months ended June 30, 2018 was interest expense on the Term Loan, as discussed below in Liquidity and Capital Resources: Financing.

Index

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

The following table reconciles the Partnership’s GAAP net income to EBITDAX for the three and six months ended June 30, 2018.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income	$3,400,535	$4,688,860
Interest expense, net	212,483	372,049
Depreciation, depletion, amortization and accretion	1,321,361	2,016,079
Exploration expenses	-	-
EBITDAX	$4,934,379	$7,076,988

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity will be the proceeds of the best-efforts offering and the cash flow generated from properties the Partnership acquired on February 1, 2018. The Partnership anticipates that cash on hand, cash flow from operations, additional financing and proceeds of the best-efforts offering will be adequate to meet its liquidity requirements for at least the next 12 months. If the Partnership is unable to raise sufficient proceeds from its ongoing best-efforts offering or obtain additional financing, it may be unable to complete the potential acquisition of additional non-operated working interests in the Bakken Assets discussed above, pay distributions or participate in the drilling programs discussed above.

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

The Term Loan proceeds were used in closing on the Partnership’s purchase of the Bakken Assets, as described above. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. Glade M. Knight and David S. McKenney, the General Partner’s Chief Executive Officer and Chief Financial Officer, respectively, have guaranteed repayment of the Term Loan and did not and will not receive any consideration in exchange for providing this guarantee. The Partnership intends to use proceeds from its best-efforts offering to repay the Term Loan. At June 30, 2018, the outstanding balance on the Term Loan was $15.0 million.

Index

Partners’ Equity

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through June 30, 2018, the Dealer Manager Incentive Fees are approximately $4.0 million, subject to Payout (defined below). As of June 30, 2018, the Partnership had completed the sale of 5.2 million common units for gross proceeds of approximately $100.5 million and proceeds net of offering costs of approximately $93.9 million.

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

●

First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Managing Dealer, the “Dealer Manager Incentive Fees”, 30%, until such time as the Managing Dealer receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

●	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $1.4 million and $2.6 million, respectively.

Since a portion of distributions to date have been funded with proceeds from the offering of common units, the Partnership’s ability to maintain its current intended rate of distribution will be based on its ability to increase its cash generated from operations. As there can be no assurance that the assets acquired by the Partnership will provide income at this level, there can be no assurance as to the classification or duration of distributions at the current rate. Proceeds of the offering which are distributed are not available for investment in properties.

Subsequent Events

In July 2018, the Partnership closed on the issuance of approximately 0.4 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $8.4 million and proceeds net of selling and marketing costs of approximately $7.9 million.

In July 2018, the Partnership declared and paid $0.6 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. As of June 30, 2018, the Partnership had completed the sale of 5,157,398 common units for total gross proceeds of $100.5 million and proceeds net of offering costs including selling commissions and marketing expenses of $93.9 million. As of June 30, 2018, 12,474,181 common units remained unsold. The offering will expire on May 17, 2019, unless extended by the General Partner, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”). In October 2017, the Partnership completed the sale of 2,631,579 common units at $19.00 per common unit, or $50 million. All subsequent common units are being sold at $20.00 per common unit.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through June 30, 2018, the Dealer Manager Incentive Fees are up to approximately $4.0 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Index

Use of Proceeds

The following table sets forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of June 30, 2018.

Units Registered
	2,631,579	Units	$19.00	per unit	$50,000,001
	15,000,000	Units	$20.00	per unit	300,000,000
Totals:	17,631,579	Units			$350,000,001

Units Sold
	2,631,579	Units	$19.00	per unit	$50,000,001
	2,525,819	Units	$20.00	per unit	50,516,379
Totals:	5,157,398	Units			$100,516,380

Expenses of Issuance and Distribution of Units
1.	Underwriting commissions				$6,030,983
2.	Expenses of underwriters				-
3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
4.	Fees and expenses of third parties				558,358
Total Expenses of Issuance and Distribution of Common Shares					6,589,341
Net Proceeds to the Partnership					$93,927,039

1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$77,940,811
2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				4,125,000
3.	Repayment of other indebtedness, including interest expense paid				-
4.	Investment and working capital				7,771,006
5.	Fees and expenses of third parties				-
6.	Other				-
7.	Distributions				4,090,222
Total Application of Net Proceeds to the Partnership					$93,927,039

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Index

Item 6.  Exhibits.

Exhibit No.	Description

2.1

Purchase and Sale Agreement dated June 29, 2018 by and between Energy Resources 12 Operating Company, LLC, as Purchaser, and Bruin E&P Non-Op Holdings, LLC, as Seller (incorporated by reference from Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on July 6, 2018).

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

10.3

Advisory and Administration Agreement dated June 29, 2018 by and between Energy Resources 12 Operating Company, LLC, Energy Resources 12, L.P., and Regional Energy Investors, LP (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on July 6, 2018).

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: August 14, 2018