Form 10-Q
period 2019-03-31
ENERGY RESOURCES 12, L.P.
filed 2019-05-14
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-55916

Energy Resources 12, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-4805237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

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

As of April 30, 2019, the Partnership had 8,940,509 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$6,573,839	$9,682,402
Oil, natural gas and natural gas liquids revenue receivable	5,983,723	3,431,064
Derivative asset	-	644,786
Total Current Assets	12,557,562	13,758,252

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $7,646,463 and $4,889,806, respectively	190,822,720	182,078,667
Derivative asset - noncurrent	-	234,831
Other assets, net	1,371,103	1,512,941
Total Assets	$204,751,385	$197,584,691

Liabilities
Accounts payable and accrued expenses	$12,771,465	$11,488,175
Derivative liability	809,463	-
Due to related parties	373,289	212,117
Total Current Liabilities	13,954,217	11,700,292

Revolving credit facility	29,999,000	39,500,000
Derivative liability - noncurrent	182,804	-
Asset retirement obligations	407,719	383,255
Total Liabilities	44,543,740	51,583,547

Partners’ Equity
Limited partners' interest (8,677,363 and 7,857,359 common units issued and outstanding, respectively)	160,207,860	146,001,359
General partner's interest	(215)	(215)
Total Partners’ Equity	160,207,645	146,001,144

Total Liabilities and Partners’ Equity	$204,751,385	$197,584,691

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Revenues
Oil	$10,711,687	$3,189,410
Natural gas	391,539	83,153
Natural gas liquids	258,604	224,516
Total revenue	11,361,830	3,497,079

Operating costs and expenses
Production expenses	2,613,659	632,903
Production taxes	1,006,101	321,278
General and administrative expenses	780,183	400,289
Depreciation, depletion, amortization and accretion	2,761,473	694,718
Total operating costs and expenses	7,161,416	2,049,188

Operating income	4,200,414	1,447,891

Interest expense, net	(686,587)	(159,566)
Loss on derivatives	(1,871,884)	-
Total other expense, net	(2,558,471)	(159,566)

Net income	$1,641,943	$1,288,325

Basic and diluted net income per common unit	$0.20	$0.38

Weighted average common units outstanding - basic and diluted	8,148,399	3,427,374

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.
Consolidated Statements of Partners’ Equity
(Unaudited)

	Limited Partner		General Partner Amount	Total Partners' Equity
	Common Units	Amount
Balances - December 31, 2017	3,191,231	$55,045,742	$(215)	$55,045,527
Net proceeds from issuance of common units	543,884	10,184,032	-	10,184,032
Distributions declared and paid to common units ($0.349041 per common unit)	-	(1,191,216)	-	(1,191,216)
Net income - three months ended March 31, 2018	-	1,288,325	-	1,288,325
Balances - March 31, 2018	3,735,115	$65,326,883	$(215)	$65,326,668

Balances - December 31, 2018	7,857,359	$146,001,359	$(215)	$146,001,144
Net proceeds from issuance of common units	820,004	15,398,132	-	15,398,132
Distributions declared and paid to common units ($0.349041 per common unit)	-	(2,833,574)	-	(2,833,574)
Net income - three months ended March 31, 2019	-	1,641,943	-	1,641,943
Balances - March 31, 2019	8,677,363	$160,207,860	$(215)	$160,207,645

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Cash flow from operating activities:
Net income	$1,641,943	$1,288,325

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	2,761,473	694,718
Loss on mark-to-market of derivatives	1,871,884	-
Other non-cash expenses, net	141,838	-

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(1,517,486)	(2,995,766)
Due to related parties	161,172	(371,501)
Accounts payable and accrued expenses	375,083	767,653

Net cash flow provided by (used in) operating activities	5,435,907	(616,571)

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(1,254,763)	(83,584,125)
Additions to oil and natural gas properties	(10,348,632)	-

Net cash flow used in investing activities	(11,603,395)	(83,584,125)

Cash flow from financing activities:
Proceeds from term loan	-	25,000,000
Proceeds from advance from member of general partner	-	7,000,000
Payments on advance from member of general partner	-	(2,000,000)
Payments on revolving credit facility	(9,501,000)	-
Net proceeds related to issuance of common units	15,393,499	10,197,000
Distributions paid to limited partners	(2,833,574)	(1,191,216)

Net cash flow provided by financing activities	3,058,925	39,005,784

Decrease in cash and cash equivalents	(3,108,563)	(45,194,912)
Cash and cash equivalents, beginning of period	9,682,402	46,859,728

Cash and cash equivalents, end of period	$6,573,839	$1,664,816

Interest paid	$398,096	$146,762

Supplemental non-cash information:
Accounts receivable from seller in acquisition, net of assumed payables	$-	$2,000,000

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 1.  Partnership Organization

Energy Resources 12, L.P. (together with its wholly-owned subsidiary, the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers to the common units were admitted as Limited Partners of the Partnership at the initial closing of the offering and the Partnership has been admitting additional Limited Partners monthly since that time. The offering was extended in February 2019 and in accordance with the prospectus, the offering will expire on November 18, 2019 or the sale of all common units, whichever occurs first.

As of March 31, 2019, the Partnership owned an approximate 6.0% non-operated working interest in 277 currently producing wells, 33 wells in various stages of the drilling and completion process and additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2018 financial statements included in its 2018 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by the Managing Dealer, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of March 31, 2019, the Partnership had completed the sale of 8.7 million common units for gross proceeds of approximately $170.9 million and proceeds net of offering costs of approximately $160.0 million.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. The Partnership concluded there is no material impact to the Partnership’s consolidated financial statements and related disclosures. The Partnership adopted this standard as of January 1, 2019.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $87.5 million, and customary adjustments and capitalized transaction costs of approximately $2.9 million. Acquisition No. 1 was funded using proceeds from the Partnership’s best-efforts offering, proceeds from an unsecured term loan of $25.0 million and an advance from a member of the General Partner of $7.0 million. The term loan (discussed below in Note 5. Debt) was repaid in full and extinguished in December 2018. The advance from a member of the General Partner was repaid in full in May 2018. The advance did not bear interest and the member of the General Partner did not receive any compensation for the advance. The Partnership also recorded an asset retirement obligation liability of approximately $0.1 million in conjunction with this acquisition.

On August 31, 2018, the Partnership completed its purchase (“Acquisition No. 2”) of an additional non-operated working interest in the Bakken Assets for approximately $82.5 million, subject to customary adjustments, and was funded using proceeds from the Partnership’s best-efforts offering and proceeds from a line of credit of $60.0 million (discussed below in Note 5. Debt). The Partnership accounted for Acquisition No. 2 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. The capitalized acquisition-related costs, which included but were not limited to fees for advisory and consulting (discussed below), due diligence, legal, accounting, engineering and environmental review services, for Acquisition No. 2 totaled approximately $2.9 million. The Partnership also recorded an asset retirement obligation liability of approximately $0.2 million in conjunction with this acquisition.

The Partnership adjusted the purchase price of Acquisition No. 2 to reflect the Partnership’s estimate of the customary settlement of operating revenues and expenses received or paid by the seller on the Partnership’s behalf between the effective date of March 1, 2018 and the closing date of August 31, 2018. The estimate, which is preliminary and was derived from operator revenue and expense statements received from the seller, reduced the purchase price of the Bakken Assets by approximately $4.3 million. In accordance with the terms of the purchase agreement, the Partnership and the seller will agree to the final settlement of operating revenues and expenses between the effective and closing dates of the acquisition after all operator information has been received, and the Partnership will adjust its estimate at that time.

Index

In November 2017, the Partnership engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting the Partnership through closing and post-closing of Acquisition No. 1. In the first quarter of 2018, the Partnership paid REI a total of approximately $5.3 million for its advisory and consulting services related to Acquisition No. 1. Of the $5.3 million paid to REI, approximately $4.7 million of these services related to Acquisition No. 1 were capitalized as part of the acquisition costs described above. In June 2018, the Partnership re-engaged REI to perform advisory and consulting services and support the Partnership through closing and post-closing of Acquisition No. 2, including assistance with due diligence and obtaining financing for Acquisition No. 2. In the third quarter of 2018, the Partnership paid REI a total of $4.1 million for its advisory and consulting services related to Acquisition No. 2. Of the $4.1 million, approximately $2.7 million of these services related to Acquisition No. 2 were capitalized as part of the acquisition costs described above. The remaining $1.4 million was capitalized as deferred loan costs and are being amortized over the life of the revolving credit facility described in Note 5. Debt. The deferred loan costs are recorded as Other assets, net on the Partnership’s consolidated balance sheet..

Under the advisory and administration agreements (the “Agreements”) with REI, REI was also entitled to a fee of 5% of the gross sales price in the event the Partnership disposed of any or all of the Bakken Assets, if surplus funds are available after Payout to the holders of the Partnership’s common units, as defined in Note 8. Capital Contribution and Partners’ Equity below. On December 28, 2018, the Partnership terminated the Agreements with REI, which extinguished any potential fee upon sale of certain of the Partnership’s assets as was required under the Agreements. At the time of the extinguishment, the payment of a fee was not probable and there was no value to the rights owned by REI. In connection with the termination, the General Partner issued 500 of its Class B Units to each of Pope Energy Investors, LP and CFK Energy, LLC. The General Partner received $250 from each of Pope Energy Investors, LP and CFK Energy, LLC for this transaction. The General Partner Class B Units are non-voting and participate in 50% of any distributions by the General Partner from proceeds of its Incentive Distribution Rights, after Payout and the Dealer Manager Incentive Fees, as described in Note 8. Capital Contribution and Partners’ Equity below.

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

The following unaudited pro forma financial information for the three months ended March 31, 2018 have been prepared as if Acquisitions No. 1 and No. 2 of the Bakken Assets had occurred on January 1, 2018. The unaudited pro forma financial information was derived from the historical statements of operations of the Partnership and the historical financial statements of the sellers of the Bakken Assets. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Bakken Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

Three Months Ended March 31, 2018
(Unaudited)
Revenues	$10,345,017
Net income	$4,152,584

As of March 31, 2019, the Partnership’s ownership of the Bakken Assets consisted of an approximate 6.0% non-operated working interest in 277 currently producing wells and 33 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2019, the Partnership has participated in the drilling of 109 wells, of which 76 have been completed and the other 33 wells are in various stages of completion at March 31, 2019. For the three months ended March 31, 2019 and 2018, the Partnership incurred approximately $11.2 million and $0.4 million, respectively, in capital drilling and completion costs. As of March 31, 2019 and 2018, the Partnership had approximately $11.2 million and $0.4 million in outstanding capital expenditures, which are included in Accounts payable and accrued liabilities on the Partnership’s consolidated balance sheet. The Partnership anticipates approximately $8 to $10 million of capital expenditures will be incurred during the remainder of 2019 to complete the 33 wells in various stages of completion at March 31, 2019.

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

2019
Balance as of January 1, 2019	$383,255
Well additions	19,648
Accretion	4,816
Balance as of March 31, 2019	$407,719

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At March 31, 2019, the Lender commitment was $40.0 million and the interest rate for the Credit Facility was approximately 5.95%. At March 31, 2019, the outstanding balance on the Credit Facility was approximately $30.0 million. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time.

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

Index

The Partnership was in compliance with the applicable covenants at March 31, 2019.

The outstanding balances of the Credit Facility of approximately $30.0 million and $39.5 million at March 31, 2019 and December 31, 2018, respectively, approximate the fair market value of the Credit Facility. The Partnership estimated the fair values of the Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended March 31, 2019 and 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$275	$-
Commodity derivatives - current liabilities	-	(809,738)	-
Commodity derivatives - noncurrent assets	-	-	-
Commodity derivatives - noncurrent liabilities	-	(182,804)	-
Total	$-	$(992,267)	$-

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$644,786	$-
Commodity derivatives - current liabilities	-	-	-
Commodity derivatives - noncurrent assets	-	234,831	-
Commodity derivatives - noncurrent liabilities	-	-	-
Total	$-	$879,617	$-

Index

The Level 2 instruments presented in the table above consist of the Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative liability at March 31, 2019 and Derivative asset at December 31, 2018. See additional detail in Note 7. Risk Management.

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

Note 7. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Under the Credit Facility, the Partnership is required to maintain a risk management program, covering at least 50% of the Partnership’s total estimated monthly production of oil and natural gas through the maturity date of August 31, 2021. Therefore, in December 2018 and March 2019, the Partnership entered into derivative contracts, with two different counterparties, through September 2020 to manage the commodity price risk on a portion of the Partnership’s anticipated future oil and gas production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations.

All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As of March 31, 2019, the Partnership’s derivative instruments were in a net loss position; therefore, a liability of approximately $1.0 million, which approximates its fair value, has been recognized as a Derivative liability (current and noncurrent) on the Partnership’s consolidated balance sheet as of March 31, 2019. As of December 31, 2018, the Partnership’s derivative instruments were in a net gain position; therefore, an asset of approximately $0.9 million, which approximates its fair value, was recognized as a Derivative asset (current and noncurrent) on the Partnership’s consolidated balance sheet as of December 31, 2018.

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

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value, in addition to gains or losses on settlements, are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a mark-to-market loss of approximately $1.9 million for the three months ended March 31, 2019, which was recorded on the consolidated statements of operations as Loss on derivatives.

The following table presents settlements on matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. The Partnership’s derivative contracts that expired during the first quarter of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. Non-cash losses below represent the change in fair value of derivative instruments which were held at period-end.

Three Months Ended March 31, 2019
Settlements on matured derivatives	$-
Loss on mark-to-market of derivatives	(1,871,884)
Loss on derivatives	$(1,871,884)

Index

The Partnership’s derivative contracts are costless collars, which are used to establish floor and ceiling prices on future anticipated oil and gas production and are settled monthly. While the use of these derivative instruments limits the downside risk of adverse price movement, they may also limit future revenues from favorable price movement. The Partnership did not pay or receive a premium related to the costless collar agreements. The following table reflects the open costless collar instruments as of March 31, 2019.

Settlement Period	Basis	Product	Total Volume	Floor / Ceiling Prices ($)	Fair Value of Asset / (Liability) at March 31, 2019
04/01/19 - 12/31/19	NYMEX	Oil (bbls)	191,000	45.00 / 60.35	$(593,922)
04/01/19 - 02/29/20	NYMEX	Oil (bbls)	22,000	50.00 / 64.50	(21,900)
01/01/20 - 06/30/20	NYMEX	Oil (bbls)	107,000	45.00 / 61.20	(363,964)
07/01/20 - 09/30/20	NYMEX	Oil (bbls)	48,000	50.00 / 64.50	(8,320)
04/01/19 - 08/31/19	Henry Hub	Gas (MMBtu)	100,000	2.50 / 3.05	275
09/01/19 - 09/30/20	Henry Hub	Gas (MMBtu)	130,000	2.50 / 3.05	(4,436)
					$(992,267)

The use of derivative instruments involves the risk that the Partnership’s counterparties will be unable to meet the financial terms of such instruments. The Partnership has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments, which allow these assets and liabilities to be netted on the Partnership’s consolidated balance sheet.

The Partnership’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDA”) entered into with the counterparties. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately.

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

As of July 25, 2017, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units are being sold at $20.00 per common unit. The offering will end on the earlier of all common units registered being sold, or November 18, 2019. As of March 31, 2019, the Partnership had completed the sale of 8.7 million common units for gross proceeds of approximately $170.9 million and proceeds net of offering costs of approximately $160.0 million.

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through March 31, 2019, the Dealer Manager Incentive Fees are approximately $6.8 million, subject to Payout (defined below).

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

For the three months ended March 31, 2019 and 2018, the Partnership paid distributions of $0.349041 per common unit in both periods, or $2.8 million and $1.2 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds as of March 31, 2019, the management fee for the three months ended March 31, 2019 due to the General Partner is approximately $214,000, which has been accrued on the consolidated balance sheets in Due to related parties at March 31, 2019 and included in General and administrative expenses on the consolidated statements of operations. The management fee paid to the General Partner for the three months ended March 31, 2018 was $59,000.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three months ended March 31, 2019 and 2018, approximately $95,000 and $81,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2019, approximately $95,000 was due to a member of the General Partner and is included in Due to related parties in the consolidated balance sheets.

The Chief Executive Officer and Chief Financial Officer of the Partnership’s General Partner are also partners and the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. (“Energy 11”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. Two additional partners of the general partner of Energy 11 are holders of the Class B Units of the Partnership’s General Partner. On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that gives the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The shared day-to-day costs are split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs are based on actual costs incurred with no mark-up or profit to the Partnership. The agreement may be terminated at any time by either party upon 60 days written notice.

Index

The cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the three months ended March 31, 2019 and 2018, approximately $65,000 and $47,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At March 31, 2019, approximately $65,000 is due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets.

Note 10.  Subsequent Events

In April 2019, the Partnership declared and paid $0.9 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In April 2019, the Partnership closed on the issuance of approximately 0.3 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $5.3 million and proceeds net of selling and marketing costs of approximately $4.9 million.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Index

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units for gross proceeds of approximately $25 million. Additionally upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990 and Energy Resources 12 GP, LLC (the “General Partner”) received Incentive Distribution Rights (defined below). As of March 31, 2019, the Partnership had completed the sale of 8.7 million common units for gross proceeds of approximately $170.9 million and proceeds net of offering costs of approximately $160.0 million.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2019, the Partnership had an approximate 6.0% non-operated working interest in the Bakken Assets, consisting of 277 producing wells, 33 wells in various stages of the drilling and completion process and additional future development locations. The Bakken Assets are located in the Bakken Shale formation, including the Antelope, Spotted Horn, Squaw Creek and Reunion Bay fields. The Bakken Shale and its close geologic cousin, the Three Forks Shale, are found in the Williston Basin, centered in North Dakota and are two of the largest oil fields in the U.S. While oil has been produced in North Dakota from the Williston Basin since the 1950s, it is only since 2007, through the application of horizontal drilling and hydraulic fracturing technologies, that the Bakken has seen an increase in production activities.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

Current Price Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. The monthly average of $70.98 per barrel of oil in July 2018 represented the highest monthly average since November 2014. However, as a result of several of the factors discussed below, oil prices declined in November and December 2018, with December’s monthly average of $48.97 per barrel of oil being the lowest monthly average per barrel of oil since August 2017. In 2019, oil prices have increased from the December 2018 lows; the average price for oil for the three months ended March 31, 2019 was $54.74 per barrel.

Through the first three quarters of 2018, natural gas prices remained stable, with a nine-month average of approximately $2.94. In November 2018, the monthly average price for natural gas increased to $4.09 per MMBtu, the highest monthly average since November 2014. In the first quarter of 2019, natural gas prices have since declined to levels seen through the majority of 2018; the average price for natural gas for the three months ended March 31, 2019 was $2.83 per MMBtu.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the periods defined below.

	January 1, 2019 – March 31, 2019	February 1, 2018 – March 31, 2018 (2)	Percent Change
Average market closing prices (1)
Oil (per Bbl)	$54.74	$62.49	-12.4%
Natural gas (per Mcf)	$2.92	$2.68	9.0%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)
(2)	The Partnership completed its first acquisition on February 1, 2018

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites. Since September 1, 2017, the effective date of Acquisition No. 1, the Partnership has participated in the drilling of 109 wells.

Results of Operations

The Partnership closed on its first and second purchases of the Bakken Assets on February 1, 2018 and August 31, 2018, respectively. As a result, the comparability of results for the three months ended March 31, 2019 and 2018 as discussed below is impacted by these transactions. Other than the payment of fees and expenses described herein, the Partnership had no other operations prior to the acquisition of the Bakken Assets.

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures. The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$11,361,830	100.0%	$3,497,079	100.0%	224.9%
Production expenses	2,613,659	23.0%	632,903	18.1%	313.0%
Production taxes	1,006,101	8.9%	321,278	9.2%	213.2%
Depreciation, depletion, amortization and accretion	2,761,473	24.3%	694,718	19.9%	297.5%
General, administration and other expense	780,183	6.9%	400,289	11.4%	94.9%

Sold production (BOE):
Oil	204,011		56,504		261.1%
Natural gas	19,017		4,950		284.2%
Natural gas liquids	16,993		7,128		138.4%
Total	240,021		68,582		250.0%

Average sales price per unit:
Oil (per Bbl)	$52.51		$56.45		-7.0%
Natural gas (per Mcf)	3.43		2.80		22.5%
Natural gas liquids (per Bbl)	15.22		31.50		-51.7%
Combined (per BOE)	47.34		50.99		-7.2%

Average unit cost per BOE:
Production expenses	10.89		9.23		18.0%
Production taxes	4.19		4.68		-10.5%
Depreciation, depletion, amortization and accretion	11.51		10.13		13.6%

Capital expenditures	$11,247,050		$400,000

Index

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2019, revenues for oil, natural gas and NGL sales were $11.4 million. Revenues for the sale of crude oil were $10.7 million, which resulted in a realized price of $52.51 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $3.43 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $15.22 per BOE of production. For the two months from February 1, 2018 to March 31, 2018, revenues for oil, natural gas and NGL sales were $3.5 million. Revenues for the sale of crude oil were $3.2 million, which resulted in a realized price of $56.45 per barrel. Revenues for the sale of natural gas were $0.1 million, which resulted in a realized price of $2.80 per Mcf. Revenues for the sale of NGLs were $0.2 million, which resulted in a realized price of $31.50 per BOE of production.

The Partnership’s sold production for the Bakken Assets was approximately 2,700 BOE per day for the three months ended March 31, 2019. Production volumes per day will fluctuate due to the timing of well completions. Since the Partnership’s first acquisition in February 2018, approximately 49 new wells have been completed. New wells often have high levels of production immediately following completion, then decline to more consistent levels. If the Partnership had completed Acquisitions No. 1 and No. 2 on January 1, 2018, the Partnership estimates production for the Bakken Assets would have been approximately 2,400 BOE per day for the three months ended March 31, 2018.

Production is dependent on the investment in existing wells and the development of new wells. As noted above, the Partnership will experience natural production declines in the months following the completion of new wells. As further discussed in Liquidity and Capital Resources: Oil and Natural Gas Properties below, the Partnership has 33 wells currently in various stages of drilling and completion and therefore, expects production volume to increase in conjunction with the completion of those wells. However, if the Partnership or its operators are unable or it is not cost beneficial to continue to invest in existing wells or develop new wells, production will decline.

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

Production expenses for the three months ended March 31, 2019 were $2.6 million, and production expenses per BOE were $10.89. Production expenses for the two months from February 1, 2018 to March 31, 2018 were $0.6 million, and production expenses per BOE were $9.23.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Production taxes for the three months ended March 31, 2019 were $1.0 million (8.9% of revenue). Production taxes for the two months from February 1, 2018 to March 31, 2018 were $0.3 million (9.2% of revenue).

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2019 was $2.8 million, and DD&A per BOE of production was $11.51. The Partnership’s DD&A for the two months from February 1, 2018 to March 31, 2018 was $0.7 million, and DD&A per BOE of production was $10.13.

Index

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2019 and 2018 were $0.8 million and $0.4 million, respectively. General and administrative expenses for the three months ended March 31, 2019 exceeded those of the prior year quarter due to the Partnership raising funds through its ongoing offering and the acquisitions of non-operated working interest in the Bakken Assets in February and August 2018, resulting in an increase in quarter-to-date accounting, consulting and advisory fees.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.2 million, respectively. The primary component of Interest expense, net, during the three months ended March 31, 2019 was interest expense on the Credit Facility, while the primary component of Interest expense, net, during the three months ended March 31, 2018 was interest expense on the Term Loan, as discussed below in Liquidity and Capital Resources: Financing.

Loss on Derivatives

Under the Credit Facility, the Partnership is required to maintain a risk management program that covers at least 50% of the Partnership’s total estimated monthly production of oil and natural gas through the Credit Facility maturity date of August 31, 2021. In December 2018 and March 2019, the Partnership entered into derivative contracts with the objective to manage the commodity price risk on future oil and natural gas production. As of March 31, 2019, the Partnership’s derivative contracts (costless collar) were in a net loss position based upon the contracts’ estimated fair market value at the balance sheet date. Based upon the estimated fair value of the derivative contracts as of March 31, 2019, the Partnership recorded a mark-to-market loss of approximately $1.9 million for the three months ended March 31, 2019. Changes in the fair value of the unsettled derivative contracts represent mark-to-market gains and losses and are recorded on the Partnership’s consolidated statements of operations. The mark-to-market loss recorded by the Partnership does not represent an actual settlement and no payment was made to the Partnership’s counterparties during the first quarter of 2019. The Partnership’s derivative contracts that expired during the first quarter of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

	Costless Collar Oil Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
04/01/19 - 12/31/19	191,000	45.00 / 60.35
04/01/19 - 02/29/20	22,000	50.00 / 64.50
01/01/20 - 06/30/20	107,000	45.00 / 61.20
07/01/20 - 09/30/20	48,000	50.00 / 64.50
	368,000

	Costless Collar Gas Volumes (MMBtu)	Weighted Average Floor / Ceiling Prices ($)
04/01/19 - 08/31/19	100,000	2.50 / 3.05
09/01/19 - 09/30/20	130,000	2.50 / 3.05
	230,000

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as Earnings before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

Index

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income	$1,641,943	$1,288,325
Interest expense, net	686,587	159,566
Depreciation, depletion, amortization and accretion	2,761,473	694,718
Exploration expenses	-	-
Non-cash loss on mark-to-market of derivatives	1,871,884	-
Adjusted EBITDAX	$6,961,887	$2,142,609

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

Index

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At March 31, 2019, the Lender commitment was $40.0 million and the interest rate for the Credit Facility was approximately 5.95%. As of March 31, 2019, the outstanding balance on the Credit Facility was approximately $30.0 million. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time. The Partnership intends to use proceeds from its best-efforts offering and cash flow from operations to meet its debt service requirements under the Credit Facility.

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

The Partnership was in compliance with the applicable covenants at March 31, 2019.

Partners’ Equity

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through March 31, 2019, the Dealer Manager Incentive Fees are approximately $6.8 million, subject to Payout (defined below). As of March 31, 2019, the Partnership had completed the sale of 8.7 million common units for gross proceeds of approximately $170.9 million and proceeds net of offering costs of approximately $160.0 million.

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

Index

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the three months ended March 31, 2019 and 2018, the Partnership paid distributions of $0.349041 per common unit in both periods, or $2.8 million and $1.2 million, respectively. The Partnership generated $5.4 million in cash flow from operating activities for the three months ended March 31, 2019.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $11.2 million and $0.4 million in capital expenditures for the three months ended March 31, 2019 and for the period from February 1, 2018 to March 31, 2018. The Partnership expects to invest approximately $10.0 to $15.0 million in capital expenditures during the remainder of 2019, which includes approximately $8.0 to $10.0 million in anticipated capital costs to complete the 33 wells in process at March 31, 2019. In addition, the Partnership anticipates that it may be obligated to invest an additional $70 to $80 million in drilling capital expenditures from 2020 through 2023 to retain its approximate 6.0% working interest in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2019. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In April 2019, the Partnership declared and paid $0.9 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In April 2019, the Partnership closed on the issuance of approximately 0.3 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $5.3 million and proceeds net of selling and marketing costs of approximately $4.9 million.

Index

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2018 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis with the intention of raising up to $350,000,001 of capital, consisting of 17,631,579 common units. As of March 31, 2019, the Partnership had completed the sale of 8,677,363 common units for total gross proceeds of $170.9 million and proceeds net of offering costs including selling commissions and marketing expenses of $160.0 million. As of March 31, 2019, 8,954,216 common units remained unsold. The offering was extended in February 2019 and in accordance with the prospectus, the offering will expire on November 18, 2019, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”) and is continuing at $20.00 per common unit.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through March 31, 2019, the Dealer Manager Incentive Fees are up to approximately $6.8 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Index

Use of Proceeds

The following table sets forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of March 31, 2019.

Units Registered
	2,631,579	Units	$19.00	per unit	$50,000,001
	15,000,000	Units	$20.00	per unit	300,000,000
Totals:	17,631,579	Units			$350,000,001

Units Sold
	2,631,579	Units	$19.00	per unit	$50,000,001
	6,045,784	Units	$20.00	per unit	120,915,679
Totals:	8,677,363	Units			$170,915,680

Expenses of Issuance and Distribution of Units
1.	Underwriting commissions				$10,254,941
2.	Expenses of underwriters				-
3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
4.	Fees and expenses of third parties				613,729
Total Expenses of Issuance and Distribution of Common Shares					10,868,670
Net Proceeds to the Partnership					$160,047,010

1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$143,412,636
2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
3.	Repayment of other indebtedness, including interest expense paid				-
4.	Investment and working capital				16,634,374
5.	Fees and expenses of third parties				-
6.	Other				-
Total Application of Net Proceeds to the Partnership					$160,047,010

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: May 14, 2019