Form 10-Q
period 2019-06-30
ENERGY RESOURCES 12, L.P.
filed 2019-08-14
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the Partnership had 10,033,120 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$12,147,652	$9,682,402
Oil, natural gas and natural gas liquids revenue receivable	8,785,164	3,431,064
Derivative asset	29,061	644,786
Total Current Assets	20,961,877	13,758,252

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $11,881,924 and $4,889,806, respectively	197,274,812	182,078,667
Derivative asset - noncurrent	69,920	234,831
Other assets, net	1,229,265	1,512,941
Total Assets	$219,535,874	$197,584,691

Liabilities
Accounts payable and accrued expenses	$12,916,717	$11,488,175
Derivative liability	414,865	-
Due to related parties	408,317	212,117
Total Current Liabilities	13,739,899	11,700,292

Revolving credit facility	21,000,000	39,500,000
Asset retirement obligations	489,728	383,255
Total Liabilities	35,229,627	51,583,547

Partners’ Equity
Limited partners' interest (9,686,221 and 7,857,359 common units issued and outstanding, respectively)	184,306,462	146,001,359
General partner's interest	(215)	(215)
Total Partners’ Equity	184,306,247	146,001,144

Total Liabilities and Partners’ Equity	$219,535,874	$197,584,691

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues
Oil	$18,075,503	$7,018,563	$28,787,190	$10,207,973
Natural gas	446,007	292,454	837,546	375,607
Natural gas liquids	310,604	220,079	569,208	444,595
Total revenue	18,832,114	7,531,096	30,193,944	11,028,175

Operating costs and expenses
Production expenses	4,064,598	1,635,724	6,678,257	2,268,627
Production taxes	1,721,571	617,248	2,727,672	938,526
General and administrative expenses	501,027	343,745	1,281,210	744,034
Depreciation, depletion, amortization and accretion	4,307,424	1,321,361	7,068,897	2,016,079
Total operating costs and expenses	10,594,620	3,918,078	17,756,036	5,967,266

Operating income	8,237,494	3,613,018	12,437,908	5,060,909

Interest expense, net	(547,800)	(212,483)	(1,234,387)	(372,049)
Gain (loss) on derivatives	587,395	-	(1,284,489)	-
Total other expense, net	39,595	(212,483)	(2,518,876)	(372,049)

Net income	$8,277,089	$3,400,535	$9,919,032	$4,688,860

Basic and diluted net income per common unit	$0.92	$0.82	$1.16	$1.24

Weighted average common units outstanding - basic and diluted	9,004,582	4,158,589	8,578,856	3,795,001

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.
Consolidated Statements of Partners’ Equity
(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2017	3,191,231	$55,045,742	$(215)	$55,045,527
Net proceeds from issuance of common units	543,884	10,184,032	-	10,184,032
Distributions declared and paid to common units ($0.349041 per common unit)	-	(1,191,216)	-	(1,191,216)
Net income - three months ended March 31, 2018	-	1,288,325	-	1,288,325
Balances - March 31, 2018	3,735,115	65,326,883	(215)	65,326,668
Net proceeds from issuance of common units	1,422,283	26,728,575	-	26,728,575
Distributions declared and paid to common units ($0.349041 per common unit)	-	(1,440,608)	-	(1,440,608)
Net income - three months ended June 30, 2018	-	3,400,535	-	3,400,535
Balances - June 30, 2018	5,157,398	$94,015,385	$(215)	$94,015,170

Balances - December 31, 2018	7,857,359	$146,001,359	$(215)	$146,001,144
Net proceeds from issuance of common units	820,004	15,398,132	-	15,398,132
Distributions declared and paid to common units ($0.349041 per common unit)	-	(2,833,574)	-	(2,833,574)
Net income - three months ended March 31, 2019	-	1,641,943	-	1,641,943
Balances - March 31, 2019	8,677,363	160,207,860	(215)	160,207,645
Net proceeds from issuance of common units	1,008,858	18,952,872	-	18,952,872
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,131,359)	-	(3,131,359)
Net income - three months ended June 30, 2019	-	8,277,089	-	8,277,089
Balances - June 30, 2019	9,686,221	$184,306,462	$(215)	$184,306,247

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018

Cash flow from operating activities:
Net income	$9,919,032	$4,688,860

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	7,068,897	2,016,079
Loss on mark-to-market of derivatives	1,195,501	-
Other non-cash expenses, net	283,676	-

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(4,357,108)	(4,427,059)
Due to related parties	196,200	(208,925)
Accounts payable and accrued expenses	505,103	1,069,593

Net cash flow provided by operating activities	14,811,301	3,138,548

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(1,367,256)	(81,696,819)
Deposit for potential acquisition of oil and natural gas properties	-	(4,125,000)
Additions to oil and natural gas properties	(20,862,294)	(1,571,696)

Net cash flow used in investing activities	(22,229,550)	(87,393,515)

Cash flow from financing activities:
Proceeds from term loan	-	25,000,000
Payments on term loan	-	(10,000,000)
Proceeds from advance from member of general partner	-	7,000,000
Payments on advance from member of general partner	-	(7,000,000)
Payments on revolving credit facility	(18,500,000)	-
Net proceeds related to issuance of common units	34,348,432	36,908,195
Distributions paid to limited partners	(5,964,933)	(2,631,824)

Net cash flow provided by financing activities	9,883,499	49,276,371

Increase (decrease) in cash and cash equivalents	2,465,250	(34,978,596)
Cash and cash equivalents, beginning of period	9,682,402	46,859,728

Cash and cash equivalents, end of period	$12,147,652	$11,881,132

Interest paid	$848,600	$397,954

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$11,316,575	$1,282,048

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 1.  Partnership Organization

Energy Resources 12, L.P. (together with its wholly-owned subsidiary, the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis. The maximum offering is $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s offering was declared effective by the Securities and Exchange Commission (“SEC”) on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers to the common units were admitted as Limited Partners of the Partnership at the initial closing of the offering and the Partnership has been admitting additional Limited Partners monthly since that time. The offering was extended in February 2019 and in accordance with the prospectus, the offering will expire on November 18, 2019 or the sale of all common units, whichever occurs first.

As of June 30, 2019, the Partnership owned an approximate 6.0% non-operated working interest in 296 currently producing wells, 29 wells in various stages of the drilling and completion process and additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2018 financial statements included in its 2018 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

The Partnership is raising capital through an on-going best-efforts offering of units by the Managing Dealer, which receives a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership has incurred other offering costs including legal, accounting and reporting services. These offering costs are recorded by the Partnership as a reduction of partners’ equity. As of June 30, 2019, the Partnership had completed the sale of 9.7 million common units for gross proceeds of approximately $191.1 million and proceeds net of offering costs of approximately $179.0 million.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

The following unaudited pro forma financial information for the three and six months ended June 30, 2018 have been prepared as if Acquisitions No. 1 and No. 2 of the Bakken Assets had occurred on January 1, 2018. The unaudited pro forma financial information was derived from the historical statements of operations of the Partnership and the historical financial statements of the sellers of the Bakken Assets. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Bakken Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)
Revenues	$14,986,879	$25,331,896
Net income	$7,913,644	$12,066,229

As of June 30, 2019, the Partnership’s ownership of the Bakken Assets consisted of an approximate 6.0% non-operated working interest in 296 currently producing wells and 29 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2019, the Partnership has participated in the drilling of 122 wells, of which 93 have been completed and the other 29 wells are in various stages of completion. The Partnership incurred approximately $21.9 million and $2.9 million, respectively, in capital drilling and completion costs for the six months ended June 30, 2019 and for the period from February 1, 2018 to June 30, 2018. The Partnership anticipates approximately $5 to $7 million of capital expenditures will be incurred during the remainder of 2019 to complete the 29 wells in various stages of completion at June 30, 2019; however, actual capital expenditures incurred may exceed this range.

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

2019
Balance as of January 1, 2019	$383,255
Well additions	29,694
Accretion	9,773
Revisions	67,006
Balance as of June 30, 2019	$489,728

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At June 30, 2019, the Lender commitment was $40.0 million and the interest rate for the Credit Facility was approximately 5.85%. At June 30, 2019, the outstanding balance on the Credit Facility was $21.0 million. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time.

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

Index

The Partnership was in compliance with the applicable covenants at June 30, 2019.

The outstanding balances of the Credit Facility of approximately $21.0 million and $39.5 million at June 30, 2019 and December 31, 2018, respectively, approximate the fair market value of the Credit Facility. The Partnership estimated the fair values of the Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and six months ended June 30, 2019 and 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$29,061	$-
Commodity derivatives - current liabilities	-	(414,865)	-
Commodity derivatives - noncurrent assets	-	69,920	-
Commodity derivatives - noncurrent liabilities	-	-	-
Total	$-	$(315,884)	$-

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$644,786	$-
Commodity derivatives - current liabilities	-	-	-
Commodity derivatives - noncurrent assets	-	234,831	-
Commodity derivatives - noncurrent liabilities	-	-	-
Total	$-	$879,617	$-

Index

The Level 2 instruments presented in the table above consist of the Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative asset and Derivative liability at June 30, 2019 and Derivative asset at December 31, 2018. See additional detail in Note 7. Risk Management.

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

All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As of June 30, 2019, the Partnership’s derivative instruments with one counterparty were in a net loss position; therefore, a liability of approximately $0.4 million, which approximates its fair value, has been recognized as a Derivative liability (current) on the Partnership’s consolidated balance sheet as of June 30, 2019. The Partnership’s derivative instruments with its other counterparty were in a net gain position; therefore, an asset of approximately $0.1 million, which approximates its fair value, has been recognized as a Derivative asset (current and noncurrent) on the Partnership’s consolidated balance sheet as of June 30, 2019. As of December 31, 2018, the Partnership’s derivative instruments were in a net gain position; therefore, an asset of approximately $0.9 million, which approximates its fair value, was recognized as a Derivative asset (current and noncurrent) on the Partnership’s consolidated balance sheet as of December 31, 2018.

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

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value, in addition to gains or losses on settlements, are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a total net gain on its derivative instruments of approximately $0.6 million for the three months ended June 30, 2019, which was recorded in the consolidated statements of operations as Gain on derivatives. The gain was comprised of (i) a $0.7 million of a mark-to-market unrealized gain on derivative instruments outstanding at period end and (ii) $0.1 million of losses the Partnerships recognized on settled derivatives during the period. The Partnership recognized a total net loss on its derivative instruments of approximately $1.3 million for the six months ended June 30, 2019, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $1.2 million of a mark-to-market loss incurred on derivative instruments outstanding at period end and (ii) $0.1 million of losses the Partnerships recognized on settled derivatives during the period.

Index

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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Loss on settlement of matured derivatives	$(88,988)	$(88,988)
Gain (loss) on mark-to-market of derivatives	676,383	(1,195,501)
Gain (loss) on derivatives	$587,395	$(1,284,489)

The Partnership’s derivative contracts are costless collars, which are used to establish floor and ceiling prices on future anticipated oil and gas production and are settled monthly. While the use of these derivative instruments limits the downside risk of adverse price movement, they may also limit future revenues from favorable price movement. The Partnership did not pay or receive a premium related to the costless collar agreements. The following table reflects the open costless collar instruments as of June 30, 2019.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)	Fair Value of Asset / (Liability) at June 30, 2019
07/01/19 - 12/31/19	NYMEX	Oil (bbls)	123,000	45.00 / 60.35	$(232,257)
07/01/19 - 02/29/20	NYMEX	Oil (bbls)	16,000	50.00 / 64.50	780
01/01/20 - 06/30/20	NYMEX	Oil (bbls)	107,000	45.00 / 61.20	(182,608)
07/01/20 - 09/30/20	NYMEX	Oil (bbls)	48,000	50.00 / 64.50	69,920
07/01/19 - 08/31/19	Henry Hub	Gas (MMBtu)	40,000	2.50 / 3.05	8,038
09/01/19 - 09/30/20	Henry Hub	Gas (MMBtu)	130,000	2.50 / 3.05	20,243
					$(315,884)

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

As of July 25, 2017, the Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units are being sold at $20.00 per common unit. The offering will end on the earlier of all common units registered being sold, or November 18, 2019. As of June 30, 2019, the Partnership had completed the sale of 9.7 million common units for gross proceeds of approximately $191.1 million and proceeds net of offering costs of approximately $179.0 million.

Index

The Partnership intends to continue to raise capital through its best-efforts offering of common units by the Managing Dealer at $20.00. Under the agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through June 30, 2019, the Dealer Manager Incentive Fees are approximately $7.6 million, subject to Payout (defined below).

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

For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $3.1 million and $6.0 million, respectively. For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $1.4 million and $2.6 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds as of June 30, 2019, the management fee that has been or will be paid to the General Partner for the three and six months ended June 30, 2019 was approximately $239,000 and $453,000, respectively. The management fee of $239,000 for the three months ended June 30, 2019 has been accrued on the consolidated balance sheets in Due to related parties at June 30, 2019 and included in General and administrative expenses on the consolidated statements of operations. The management fee paid to the General Partner for the three and six months ended June 30, 2018 was $126,000 and $185,000, respectively.

Index

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three and six months ended June 30, 2019, approximately $99,000 and $194,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2019, approximately $99,000 was due to a member of the General Partner and is included in Due to related parties in the consolidated balance sheets. For the three and six months ended June 30, 2018, approximately $102,000 and $183,000 of general and administrative costs were incurred by a member of the General Partner, which have been reimbursed by the Partnership.

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

The cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the three and six months ended June 30, 2019, approximately $70,000 and $135,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At June 30, 2019, approximately $70,000 is due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets. For the three and six months ended June 30, 2018, approximately $64,000 and $111,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11.

Note 10.  Subsequent Events

In July 2019, the Partnership declared and paid $1.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In July 2019, the Partnership closed on the issuance of approximately 0.3 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $6.9 million and proceeds net of selling and marketing costs of approximately $6.5 million.

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

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis. The maximum offering is $350,000,001 of capital, consisting of 17,631,579 common units. The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units for gross proceeds of approximately $25 million. Additionally, upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990 and Energy Resources 12 GP, LLC (the “General Partner”) received Incentive Distribution Rights (defined below). As of June 30, 2019, the Partnership had completed the sale of 9.7 million common units for gross proceeds of approximately $191.1 million and proceeds net of offering costs of approximately $179.0 million.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2019, the Partnership had an approximate 6.0% non-operated working interest in the Bakken Assets, consisting of 296 producing wells, 29 wells in various stages of the drilling and completion process and additional future development locations. The Bakken Assets are located in the Bakken Shale formation, including the Antelope, Spotted Horn, Squaw Creek and Reunion Bay fields. The Bakken Shale and its close geologic cousin, the Three Forks Shale, are found in the Williston Basin, centered in North Dakota and are two of the largest oil fields in the U.S. While oil has been produced in North Dakota from the Williston Basin since the 1950s, it is only since 2007, through the application of horizontal drilling and hydraulic fracturing technologies, that the Bakken has seen an increase in production activities.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, worldwide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Factors contributing to worldwide commodity pricing volatility include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Index

The following table lists average NYMEX prices for oil and natural gas for the periods defined below.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018 (2)	Change
Average market closing prices (1)
Oil (per Bbl)	$59.88	$67.91	-11.8%	$57.30	$65.83	-13.0%
Natural gas (per Mcf)	$2.57	$2.85	-9.8%	$2.74	$2.79	-1.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)
(2)	The Partnership completed its first acquisition on February 1, 2018, so the average market closing prices represent the period from February 1, 2018 to June 30, 2018.

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites. Since September 1, 2017, the effective date of Acquisition No. 1, the Partnership has participated in the drilling of 122 wells.

Results of Operations

The Partnership closed on its first and second purchases of the Bakken Assets on February 1, 2018 and August 31, 2018, respectively. As a result, the comparability of results for the three and six months ended June 30, 2019 and 2018 as discussed below are impacted by these transactions. Other than the payment of fees and expenses described herein, the Partnership had no other operations prior to the acquisition of the Bakken Assets.

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures. The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,					Six Months Ended June 30,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$18,832,114	100.0%	$7,531,096	100.0%	150.1%	$30,193,944	100.0%	$11,028,175	100.0%	173.8%
Production expenses	4,064,598	21.6%	1,635,724	21.7%	148.5%	6,678,257	22.1%	2,268,627	20.6%	194.4%
Production taxes	1,721,571	9.1%	617,248	8.2%	178.9%	2,727,672	9.0%	938,526	8.5%	190.6%
Depreciation, depletion, amortization and accretion	4,307,424	22.9%	1,321,361	17.5%	226.0%	7,068,897	23.4%	2,016,079	18.3%	250.6%
General, administration and other expense	501,027	2.7%	343,745	4.6%	45.8%	1,281,211	4.2%	744,034	6.7%	72.2%

Sold production (BOE):
Oil	316,077		106,316		197.3%	520,088		162,820		219.4%
Natural gas	31,186		18,454		69.0%	50,204		23,404		114.5%
Natural gas liquids	26,888		14,009		91.9%	43,881		21,137		107.6%
Total	374,151		138,779		169.6%	614,173		207,361		196.2%

Average sales price per unit:
Oil (per Bbl)	$57.19		$66.02		-13.4%	$55.35		$62.69		-11.7%
Natural gas (per Mcf)	2.38		2.64		-9.8%	2.78		2.67		4.1%
Natural gas liquids (per Bbl)	11.55		15.71		-26.5%	12.97		21.03		-38.3%
Combined (per BOE)	50.33		54.27		-7.3%	49.16		53.18		-7.6%

Average unit cost per BOE:
Production expenses	10.86		11.79		-7.9%	10.87		10.94		-0.6%
Production taxes	4.60		4.45		3.4%	4.44		4.53		-2.0%
Depreciation, depletion, amortization and accretion	11.51		9.52		20.9%	11.51		9.72		18.4%

Capital expenditures	$10,654,983		$2,454,391			$21,902,033		$2,853,743

Index

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $18.8 million. Revenues for the sale of crude oil were $18.1 million, which resulted in a realized price of $57.19 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.38 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $11.55 per BOE. For the three months ended June 30, 2018, revenues for oil, natural gas and NGL sales were $7.5 million. Revenues for the sale of crude oil were $7.0 million, which resulted in a realized price of $66.02 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $2.64 per Mcf. Revenues for the sale of NGLs were $0.2 million, which resulted in a realized price of $15.71 per BOE.

For the six months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $30.2 million. Revenues for the sale of crude oil were $28.8 million, which resulted in a realized price of $55.35 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $2.78 per Mcf. Revenues for the sale of NGLs were $0.6 million, which resulted in a realized price of $12.97 per BOE. For the five months from February 1, 2018 to June 30, 2018, revenues for oil, natural gas and NGL sales were $11.0 million. Revenues for the sale of crude oil were $10.2 million, which resulted in a realized price of $62.69 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.67 per Mcf. Revenues for the sale of NGLs were $0.4 million, which resulted in a realized price of $21.03 per BOE.

The Partnership’s results during the first half of 2019 were positively impacted by the completion of over 50 wells by the Partnership’s operators since June 30, 2018, which contributed to increases in the Partnership’s sold production volumes of oil, natural gas and NGL during the first half of 2019, in comparison to first half of 2018. The Partnership’s sold production for the Bakken Assets was approximately 4,100 BOE and 3,400 BOE per day for the three and six months ended June 30, 2019. If the Partnership had completed Acquisitions No. 1 and No. 2 on January 1, 2018, the Partnership estimates sold production for the Bakken Assets would have been approximately 3,000 BOE and 2,700 BOE per day for the three and six months ended June 30, 2018. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

Sold production increases realized during the first half of 2019 were partially offset by the Partnership’s realized sales prices for oil, natural gas and NGL, which were negatively impacted by decreases in commodity prices for oil, natural gas and NGLs, in comparison to the first half of 2018.

Production is dependent on the investment in existing wells and the development of new wells. As noted above, the Partnership will experience natural production declines in the months following the completion of new wells. As further discussed in Liquidity and Capital Resources: Oil and Natural Gas Properties below, the Partnership has 29 wells currently in various stages of drilling and completion and therefore, expects production volume to increase in conjunction with the completion of those wells. However, if the Partnership or its operators are unable or it is not cost beneficial to continue to invest in existing wells or develop new wells, production will decline.

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

Production expenses for the three months ended June 30, 2019 and 2018 were $4.1 million and $1.6 million, respectively, and production expenses per BOE were $10.86 and $11.79, respectively. Production expenses for the six months ended June 30, 2019 and for the five months from February 1, 2018 to June 30, 2018 were $6.7 million and $2.3 million, respectively, and production expenses per BOE were $10.87 and $10.94, respectively.

Index

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Production taxes for the three months ended June 30, 2019 and 2018 were $1.7 million (9.1% of revenue) and $0.6 million (8.2% of revenue). Production taxes for the six months ended June 30, 2019 and for the five months from February 1, 2018 to June 30, 2018 were $2.7 million (9.0% of revenue) and $0.9 million (8.5% of revenue). The increase in production taxes incurred during the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018, is the direct result of increased sold production volumes.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2019 and 2018 was $4.3 million and $1.3 million, respectively, and DD&A per BOE of production was $11.51 and $9.52, respectively. The Partnership’s DD&A for the six months ended June 30, 2019 and for the five months from February 1, 2018 to June 30, 2018 was $7.1 million and $2.0 million, respectively, and DD&A per BOE of production was $11.51 and $9.72. The increase in DD&A expense per BOE of production during the first half of 2019, compared to the first half of 2018, is primarily due to the Partnership’s investment in new wells. As discussed above, the Partnership’s operators have completed over 50 wells since June 30, 2018.

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees. General and administrative costs for the three months ended June 30, 2019 and 2018 were $0.5 million and $0.3 million, respectively. General and administrative expenses for the six months ended June 30, 2019 and 2018 were $1.3 million and $0.7 million, respectively. General and administrative costs for the three and six months ended June 30, 2019 exceeded those of the comparable periods of 2018 due to the Partnership raising funds through its ongoing offering (increases to funds raised increases management fee due to the General Partner) as well as an increase in accounting, consulting and advisory fees resulting from the Partnership’s acquisitions of non-operated working interest in the Bakken Assets in February and August 2018.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.2 million, respectively. Interest expense, net for the six months ended June 30, 2019 and 2018 was $1.2 million and $0.4 million, respectively. The primary component of Interest expense, net, during the first half of 2019 was interest expense on the Credit Facility, while the primary component of Interest expense, net, during the first half of 2018 was interest expense on the Term Loan, as discussed below in Liquidity and Capital Resources: Financing.

Gain (Loss) on Derivatives

Under the Credit Facility, the Partnership is required to maintain a risk management program that covers at least 50% of the Partnership’s total estimated monthly production of oil and natural gas through the Credit Facility maturity date of August 31, 2021. In December 2018 and March 2019, the Partnership entered into derivative contracts with the objective to manage the commodity price risk on future oil and natural gas production. The Partnership’s net gain on derivative instruments for the three months ended June 30, 2019 was approximately $0.6 million. The gain was comprised of (i) $0.7 million of a mark-to-market unrealized gain on derivative instructions outstanding at period end, and (ii) $0.1 million of losses on settled derivatives during the period. The Partnership’s recognized losses on settled derivatives of $0.1 million, net, represented (i) 74,000 barrels of produced oil, resulting in a loss of $1.25 per barrel of oil and (ii) 60,000 Mcf of produced natural gas, resulting in a gain of $0.06 per Mcf of natural gas.

The Partnership’s net loss on derivative instruments for the six months ended June 30, 2019 was approximately $1.3 million. The loss was comprised of (i) $1.2 million of a mark-to-market loss incurred on derivative instructions outstanding at period end, and (ii) $0.1 million of losses on settled derivatives during the period. The Partnership’s recognized losses on settled derivatives of $0.1 million, net, represented (i) 149,000 barrels of produced oil, resulting in a loss of $0.62 per barrel of oil and (ii) 60,000 Mcf of produced natural gas, resulting in a gain of $0.06 per Mcf of natural gas. The Partnership’s derivative contracts that expired during the first quarter of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

Index

Changes in the fair value of the unsettled derivative contracts represent mark-to-market gains and losses and are recorded on the Partnership’s consolidated statements of operations. The mark-to-market gains or losses recorded by the Partnership do not represent actual settlements.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

	Costless Collar Oil Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
07/01/19 - 12/31/19	123,000	45.00 / 60.35
07/01/19 - 02/29/20	16,000	50.00 / 64.50
01/01/20 - 06/30/20	107,000	45.00 / 61.20
07/01/20 - 09/30/20	48,000	50.00 / 64.50
	294,000

	Costless Collar Gas Volumes (MMBtu)	Weighted Average Floor / Ceiling Prices ($)
07/01/19 - 08/31/19	40,000	2.50 / 3.05
09/01/19 - 09/30/20	130,000	2.50 / 3.05
	170,000

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net income	$8,277,089	$3,400,535	$9,919,032	$4,688,860
Interest expense, net	547,800	212,483	1,234,387	372,049
Depreciation, depletion, amortization and accretion	4,307,424	1,321,361	7,068,897	2,016,079
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(587,395)	-	1,284,489	-
Adjusted EBITDAX	$12,544,918	$4,934,379	$19,506,805	$7,076,988

Index

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity will be the proceeds of the best-efforts offering (until its conclusion), the cash flow generated from properties the Partnership has acquired and availability, if any, under the Partnership’s revolving credit facility discussed below. The Partnership anticipates that cash on hand, cash flow from operations, availability under the revolving credit facility and proceeds of the best-efforts offering will be adequate to meet its liquidity requirements for at least the next 12 months, including completing capital expenditures discussed below. If the Partnership is unable to raise sufficient proceeds from its ongoing best-efforts offering or obtain additional financing, it may default on its financial covenants under the revolving credit facility and be unable to pay distributions or participate in the drilling programs as proposed by the operators of the Bakken Assets.

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

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. At June 30, 2019, the Lender commitment was $40.0 million and the interest rate for the Credit Facility was approximately 5.85%. As of June 30, 2019, the outstanding balance on the Credit Facility was $21.0 million. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time. The Partnership intends to use proceeds from its best-efforts offering and cash flow from operations to meet its debt service requirements under the Credit Facility.

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

Index

The Credit Facility contains mandatory prepayment requirements (including those described above), customary affirmative and negative covenants and events of default. The financial covenants as defined in the Loan Agreement include:

●	a maximum leverage ratio
●	a minimum current ratio
●	maximum distributions

The Partnership was in compliance with the applicable covenants at June 30, 2019.

Partners’ Equity

Under the Partnership’s agreement with the Managing Dealer of its best-efforts offering, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through June 30, 2019, the Dealer Manager Incentive Fees are approximately $7.6 million, subject to Payout (defined below). As of June 30, 2019, the Partnership had completed the sale of 9.7 million common units for gross proceeds of approximately $191.1 million and proceeds net of offering costs of approximately $179.0 million.

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

For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $3.1 million and $6.0 million, respectively. For the three and six months ended June 30, 2018, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $1.4 million and $2.6 million, respectively. The Partnership generated $14.8 million in cash flow from operating activities for the six months ended June 30, 2019.

Index

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

Oil and Natural Gas Properties

The Partnership incurred approximately $21.9 million and $2.9 million in capital expenditures for the six months ended June 30, 2019 and for the period from February 1, 2018 to June 30, 2018. The Partnership expects to invest approximately $8 to $12 million in capital expenditures during the remainder of 2019, which includes approximately $5 to $7 million in anticipated capital costs to complete the 29 wells in process at June 30, 2019. In addition, the Partnership anticipates that it may be obligated to invest an additional $70 to $80 million in drilling capital expenditures from 2020 through 2023 to retain its approximate 6.0% working interest in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets.

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

Subsequent Events

In July 2019, the Partnership declared and paid $1.0 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In July 2019, the Partnership closed on the issuance of approximately 0.3 million common units through its ongoing best-efforts offering, representing gross proceeds to the Partnership of approximately $6.9 million and proceeds net of selling and marketing costs of approximately $6.5 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership is offering common units of limited partner interest (the “common units”) on a best-efforts basis. The maximum offering is $350,000,001 of capital, consisting of 17,631,579 common units. As of June 30, 2019, the Partnership had completed the sale of 9,686,221 common units for total gross proceeds of $191.1 million and proceeds net of offering costs including selling commissions and marketing expenses of $179.0 million. As of June 30, 2019, 7,945,358 common units remained unsold. The offering was extended in February 2019 and in accordance with the prospectus, the offering will expire on November 18, 2019, provided that the offering will be terminated if all of the common units are sold before then. The public offering is being made through David Lerner Associates, Inc. (the “Managing Dealer”) and is continuing at $20.00 per common unit.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through June 30, 2019, the Dealer Manager Incentive Fees are up to approximately $7.6 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Index

Use of Proceeds

The following table sets forth information concerning the on-going best-efforts offering and the use of proceeds from the offering as of June 30, 2019.

Units Registered
	2,631,579	Units	$19.00	per unit	$50,000,001
	15,000,000	Units	$20.00	per unit	300,000,000
Totals:	17,631,579	Units			$350,000,001

Units Sold
	2,631,579	Units	$19.00	per unit	$50,000,001
	7,054,642	Units	$20.00	per unit	141,092,839
Totals:	9,686,221	Units			$191,092,840

Expenses of Issuance and Distribution of Units
1.	Underwriting commissions				$11,465,570
2.	Expenses of underwriters				-
3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
4.	Fees and expenses of third parties				627,387
Total Expenses of Issuance and Distribution of Common Shares					12,092,957
Net Proceeds to the Partnership					$178,999,883

1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$152,890,491
2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
3.	Repayment of other indebtedness, including interest expense paid				-
4.	Investment and working capital				26,109,392
5.	Fees and expenses of third parties				-
6.	Other				-
Total Application of Net Proceeds to the Partnership					$178,999,883

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Partners’ Equity, (v) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

*Filed herewith.

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

Date: August 13, 2019