Form 10-Q
period 2019-09-30
ENERGY RESOURCES 12, L.P.
filed 2019-11-13
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Cash and cash equivalents	$10,489,079	$9,682,402
Oil, natural gas and natural gas liquids revenue receivable	7,635,752	3,431,064
Derivative asset	271,299	644,786
Total Current Assets	18,396,130	13,758,252

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $ 16,062,776 and $4,889,806, respectively	199,405,312	182,078,667
Derivative asset - noncurrent	-	234,831
Other assets, net	1,087,426	1,512,941
Total Assets	$218,888,868	$197,584,691

Liabilities
Accounts payable and accrued expenses	$11,578,038	$11,488,175
Due to related parties	417,786	212,117
Total Current Liabilities	11,995,824	11,700,292

Revolving credit facility	-	39,500,000
Asset retirement obligations	511,339	383,255
Total Liabilities	12,507,163	51,583,547

Partners’ Equity
Limited partners' interest (10,745,057 and 7,857,359 common units issued and outstanding, respectively)	206,381,920	146,001,359
General partner's interest	(215)	(215)
Total Partners’ Equity	206,381,705	146,001,144

Total Liabilities and Partners’ Equity	$218,888,868	$197,584,691

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues
Oil	$15,408,425	$5,062,458	$44,195,615	$15,270,432
Natural gas	385,909	252,829	1,223,455	628,436
Natural gas liquids	89,550	188,419	658,758	633,013
Total revenue	15,883,884	5,503,706	46,077,828	16,531,881

Operating costs and expenses
Production expenses	4,421,808	945,233	11,100,065	3,213,860
Production taxes	1,433,440	548,574	4,161,112	1,487,100
General and administrative expenses	471,647	360,382	1,752,857	1,104,416
Depreciation, depletion, amortization and accretion	4,186,249	1,024,676	11,255,146	3,040,755
Total operating costs and expenses	10,513,144	2,878,865	28,269,180	8,846,131

Operating income	5,370,740	2,624,841	17,808,648	7,685,750

Interest expense, net	(286,865)	(479,810)	(1,521,252)	(851,859)
Gain (loss) on derivatives, net	596,782	(57,306)	(687,707)	(57,306)
Total other expense, net	309,917	(537,116)	(2,208,959)	(909,165)

Net income	$5,680,657	$2,087,725	$15,599,689	$6,776,585

Basic and diluted net income per common unit	$0.56	$0.37	$1.72	$1.53

Weighted average common units outstanding - basic and diluted	10,074,857	5,640,746	9,083,003	4,417,011

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.
Consolidated Statements of Partners’ Equity
(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2017	3,191,231	$55,045,742	$(215)	$55,045,527
Net proceeds from issuance of common units	543,884	10,184,032	-	10,184,032
Distributions declared and paid to common units ($0.349041 per common unit)	-	(1,191,216)	-	(1,191,216)
Net income - three months ended March 31, 2018	-	1,288,325	-	1,288,325
Balances - March 31, 2018	3,735,115	65,326,883	(215)	65,326,668
Net proceeds from issuance of common units	1,422,283	26,728,575	-	26,728,575
Distributions declared and paid to common units ($0.349041 per common unit)	-	(1,440,608)	-	(1,440,608)
Net income - three months ended June 30, 2018	-	3,400,535	-	3,400,535
Balances - June 30, 2018	5,157,398	94,015,385	(215)	94,015,170
Net proceeds from issuance of common units	1,328,376	24,942,967	-	24,942,967
Distributions declared and paid to common units ($0.349041 per common unit)	-	(1,955,420)	-	(1,955,420)
Net income - three months ended September 30, 2018	-	2,087,725	-	2,087,725
Balances - September 30, 2018	6,485,774	$119,090,657	$(215)	$119,090,442

Balances - December 31, 2018	7,857,359	$146,001,359	$(215)	$146,001,144
Net proceeds from issuance of common units	820,004	15,398,132	-	15,398,132
Distributions declared and paid to common units ($0.349041 per common unit)	-	(2,833,574)	-	(2,833,574)
Net income - three months ended March 31, 2019	-	1,641,943	-	1,641,943
Balances - March 31, 2019	8,677,363	160,207,860	(215)	160,207,645
Net proceeds from issuance of common units	1,008,858	18,952,872	-	18,952,872
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,131,359)	-	(3,131,359)
Net income - three months ended June 30, 2019	-	8,277,089	-	8,277,089
Balances - June 30, 2019	9,686,221	184,306,462	(215)	184,306,247
Net proceeds from issuance of common units	1,058,836	19,896,585	-	19,896,585
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,501,784)	-	(3,501,784)
Net income - three months ended September 30, 2019	-	5,680,657	-	5,680,657
Balances - September 30, 2019	10,745,057	$206,381,920	$(215)	$206,381,705

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018

Cash flow from operating activities:
Net income	$15,599,689	$6,776,585

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	11,255,146	3,040,755
Loss on mark-to-market of derivatives	608,319	57,306
Other non-cash expenses, net	425,515	47,157

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(2,956,486)	(3,957,023)
Due to related parties	205,669	(66,252)
Accounts payable and accrued expenses	1,162,344	935,821

Net cash flow provided by operating activities	26,300,196	6,834,349

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(1,367,256)	(161,390,163)
Additions to oil and natural gas properties	(29,402,673)	(1,798,654)

Net cash flow used in investing activities	(30,769,929)	(163,188,817)

Cash flow from financing activities:
Cash paid for loan costs	-	(1,697,642)
Proceeds from term loan	-	25,000,000
Payments on term loan	-	(10,000,000)
Proceeds from advance from member of general partner	-	7,000,000
Payments on advance from member of general partner	-	(7,000,000)
Net proceeds from (payments on) revolving credit facility	(39,500,000)	44,500,000
Net proceeds related to issuance of common units	54,243,127	61,878,639
Distributions paid to limited partners	(9,466,717)	(4,587,244)

Net cash flow provided by financing activities	5,276,410	115,093,753

Increase (decrease) in cash and cash equivalents	806,677	(41,260,715)
Cash and cash equivalents, beginning of period	9,682,402	46,859,728

Cash and cash equivalents, end of period	$10,489,079	$5,599,013

Interest paid	$1,081,803	$606,395

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$9,071,334	$3,776,695

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 1.  Partnership Organization

Energy Resources 12, L.P. (together with its wholly-owned subsidiary, the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership began offering common units of limited partner interest (the “common units”) on a best-efforts basis on May 17, 2017, the date the Securities and Exchange Commission (“SEC”) declared the offering effective. As of July 25, 2017, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers to the common units were admitted as Limited Partners of the Partnership at the initial closing of the offering, and the Partnership admitted additional Limited Partners monthly through the completion of its offering on October 24, 2019. The Partnership sold approximately 11.0 million common units for gross proceeds of $218.0 million under the offering. The proceeds from the sale of the common units have been used to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties.

As of September 30, 2019, the Partnership owned an approximate 5.9% non-operated working interest in 321 currently producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owned non-operated working interests in 27 wells in various stages of the drilling and completion process and additional future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Managing Dealer”), acted as the dealer manager for the offering of the common units.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2018 financial statements included in its 2018 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value. Cash balances may at times exceed federal depository insurance limits.

Offering Costs

On October 24, 2019, the Partnership completed its best-efforts offering of common units by the Managing Dealer, which received a selling commission and a marketing expense allowance based on proceeds of the units sold. Additionally, the Partnership incurred other offering costs including legal, accounting and reporting services. These offering costs have been recorded by the Partnership as a reduction of partners’ equity. As of September 30, 2019, the Partnership had completed the sale of 10.7 million common units for gross proceeds of approximately $212.3 million and proceeds net of offering costs of approximately $198.9 million.

Index

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

The Partnership adjusted the purchase price of Acquisition No. 2 to reflect the customary settlement of operating revenues and expenses received or paid by the seller on the Partnership’s behalf between the effective date of March 1, 2018 and the closing date of August 31, 2018, in accordance with the closing conditions set forth in the purchase agreement. The net impact of the purchase price adjustments was a decrease to the purchase price of the asset of approximately $4.3 million.

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

The following unaudited pro forma financial information for the three and nine months ended September 30, 2018 have been prepared as if Acquisitions No. 1 and No. 2 of the Bakken Assets had occurred on January 1, 2018. The unaudited pro forma financial information was derived from the historical statements of operations of the Partnership and the historical financial statements of the sellers of the Bakken Assets. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Bakken Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Unaudited)	(Unaudited)
Revenues	$8,546,037	$33,877,933
Net income	$4,620,739	$16,686,968

As of September 30, 2019, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.9% non-operated working interest in 321 currently producing wells, and non-operated working interests in 27 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to September 30, 2019, the Partnership has participated in the drilling of 145 wells, of which 118 have been completed and the other 27 wells are in various stages of completion. The Partnership incurred approximately $28.2 million and $5.6 million, respectively, in capital drilling and completion costs for the nine months ended September 30, 2019 and for the period from February 1, 2018 to September 30, 2018. The Partnership anticipates approximately $5 to $7 million of capital expenditures will be incurred during the fourth quarter of 2019 and the first quarter of 2020 to complete the 27 wells in various stages of completion at September 30, 2019; however, actual capital expenditures incurred may exceed this range.

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

2019
Balance as of January 1, 2019	$383,255
Well additions	45,908
Accretion	15,170
Revisions	67,006
Balance as of September 30, 2019	$511,339

Index

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

On August 31, 2018, the Partnership entered into a loan agreement (“Loan Agreement”) with Simmons Bank as administrative agent and the lenders party thereto (collectively, the “Lender”), which provides for a revolving credit facility (the “Credit Facility”) with an initial commitment amount of $60 million (the “Initial Revolver Commitment Amount”), subject to borrowing base restrictions. The commitment amount may be increased up to $100 million with Lender approval. At closing, the Partnership paid an origination fee of 0.50% of the Initial Revolver Commitment Amount, or $300,000. The commitment amount (“Revolver Commitment Amount”) was $40 million at September 30, 2019. The Partnership is subject to additional origination fees of 0.50% for any increase to the commitment made in excess of the Revolver Commitment Amount. The Partnership is also required to pay an unused facility fee at an annual rate of 0.50% on the unused portion of the Revolver Commitment Amount, based on the amount of borrowings outstanding during a quarter. The maturity date is August 31, 2021 (“Maturity Date”).

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. Any outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time; the effective borrowing base and the Revolver Commitment Amount were both $40 million at September 30, 2019. At September 30, 2019, the outstanding balance on the Credit Facility was $0.

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

In September 2019, the Loan Agreement was amended to modify the required risk management program of the Partnership. Under the amendment the Partnership is required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production if the Partnership’s borrowing base becomes equal to or greater than 50% of the Partnership’s producing reserves as calculated by its independent petroleum engineer. If this condition is met, the risk management program must cover at least 50% of the Partnership’s projected total production of oil and natural gas for a rolling 18-month period. At September 30, 2019, the Partnership’s borrowing base of $40 million does not exceed 50% of its estimated producing reserves; therefore, the Partnership is not required to maintain a risk management program. The Loan Agreement, as amended, does permit the Partnership to enter into derivative contracts with a counterparty at its own discretion so long as the term does not exceed 36 months and does not cover more than 80% of the Partnership’s projected oil and gas volumes.

The Credit Facility contains mandatory prepayment requirements (including those described above), customary affirmative and negative covenants and events of default. The financial covenants as defined in the Loan Agreement include:

●	a maximum leverage ratio
●	a minimum current ratio
●	maximum distributions

Index

The Partnership was in compliance with the applicable covenants at September 30, 2019.

The outstanding balance of the Credit Facility of approximately $39.5 million at December 31, 2018 approximated the fair market value of the Credit Facility. The Partnership estimated the fair values of the Credit Facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and nine months ended September 30, 2019 and 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Fair Value Measurements at September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$271,299	$-
Total	$-	$271,299	$-

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$644,786	$-
Commodity derivatives - noncurrent assets	-	234,831	-
Total	$-	$879,617	$-

The Level 2 instruments presented in the table above consist of the Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative asset at September 30, 2019 and December 31, 2018. See additional detail in Note 7. Risk Management.

Index

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

All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As of September 30, 2019, the Partnership’s derivative instruments with its counterparties were in a gain position; therefore, an asset of approximately $0.3 million, which approximates its fair value, has been recognized as a Derivative asset (current) on the Partnership’s consolidated balance sheet as of September 30, 2019. As of December 31, 2018, the Partnership’s derivative instruments were in a net gain position; therefore, an asset of approximately $0.9 million, which approximates its fair value, was recognized as a Derivative asset (current and noncurrent) on the Partnership’s consolidated balance sheet as of December 31, 2018.

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

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value, in addition to gains or losses on settlements, are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership recognized a total net gain on its derivative instruments of approximately $0.6 million for the three months ended September 30, 2019, which was recorded in the consolidated statements of operations as Gain on derivatives. The gain was comprised of (i) a $0.6 million of a mark-to-market unrealized gain on derivative instruments outstanding at period end and (ii) $9,600 of gains recognized on settled derivatives during the period. The Partnership recognized a total net loss on its derivative instruments of approximately $0.7 million for the nine months ended September 30, 2019, which was recorded in the consolidated statements of operations as Loss on derivatives. The loss was comprised of (i) $0.6 million of a mark-to-market unrealized loss incurred on derivative instruments outstanding at period end and (ii) $0.1 million of losses the Partnership recognized on settled derivatives during the period.

The following table presents settlements on matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. Non-cash losses below represent the change in fair value of derivative instruments which were held at period-end.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Gain (loss) on settlement of matured derivatives	$9,600	$-	$(79,388)	$-
Gain (loss) on mark-to-market of derivatives	587,182	(57,306)	(608,319)	(57,306)
Gain (loss) on derivatives	$596,782	$(57,306)	$(687,707)	$(57,306)

Index

The Partnership’s derivative contracts are costless collars, which are used to establish floor and ceiling prices on future anticipated oil and gas production and are settled monthly. While the use of these derivative instruments limits the downside risk of adverse price movement, they may also limit future revenues from favorable price movement. The Partnership did not pay or receive a premium related to the costless collar agreements. The following table reflects the open costless collar instruments as of September 30, 2019.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)	Fair Value of Asset / (Liability) at September 30, 2019
10/01/19 - 06/30/20	NYMEX	Oil (bbls)	166,000	45.00 / 61.20	$40,173
10/01/19 - 02/29/20	NYMEX	Oil (bbls)	10,000	50.00 / 64.50	13,400
07/01/20 - 09/30/20	NYMEX	Oil (bbls)	48,000	50.00 / 64.50	194,880
10/01/19 - 09/30/20	Henry Hub	Gas (MMBtu)	120,000	2.50 / 3.05	22,846
					$271,299

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

The Partnership completed its best-efforts offering of common units as of the close of business on October 24, 2019. The Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit on July 25, 2017. In October 2017, the Partnership completed the sale of all common units at $19.00 (2,631,579 common units). In accordance with the prospectus, all subsequent common units were sold at $20.00 per common unit. As of September 30, 2019, the Partnership had completed the sale of 10.7 million common units for gross proceeds of approximately $212.3 million and proceeds net of offering costs of approximately $198.9 million. As of the conclusion of the offering on October 24, 2019, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of selling commissions and marketing expenses of $204.9 million.

Under the agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering on October 24, 2019, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

For the three and nine months ended September 30, 2019, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $3.5 million and $9.5 million, respectively. For the three and nine months ended September 30, 2018, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $2.0 million and $4.6 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partnership agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds as of September 30, 2019, the management fee that has been or will be paid to the General Partner for the three and nine months ended September 30, 2019 was approximately $265,000 and $718,000, respectively. The management fee of $265,000 for the three months ended September 30, 2019 has been accrued on the consolidated balance sheets in Due to related parties at September 30, 2019 and included in General and administrative expenses on the consolidated statements of operations. The management fee paid to the General Partner for the three and nine months ended September 30, 2018 was $159,000 and $344,000, respectively.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three and nine months ended September 30, 2019, approximately $87,000 and $281,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2019, approximately $87,000 was due to a member of the General Partner and is included in Due to related parties in the consolidated balance sheets. For the three and nine months ended September 30, 2018, approximately $84,000 and $267,000 of general and administrative costs were incurred by a member of the General Partner, which have been reimbursed by the Partnership.

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

The cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the three and nine months ended September 30, 2019, approximately $65,000 and $200,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At September 30, 2019, approximately $65,000 was due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets. For the three and nine months ended September 30, 2018, approximately $64,000 and $175,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11.

Note 10.  Subsequent Events

In October 2019, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

On October 24, 2019, the Partnership closed on the issuance of approximately 0.3 million common units through its best-efforts offering, representing gross proceeds to the Partnership of approximately $5.7 million and proceeds net of selling and marketing costs of approximately $5.4 million. On October 25, 2019, the General Partner terminated the Partnership’s best-efforts offering and deregistered the remaining 6.6 million common units that were not sold under the best-efforts offering. As of the close of business on October 24, 2019, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of selling commissions and marketing expenses of $204.9 million.

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

Index

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

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership began offering common units of limited partner interest (the “common units”) on a best-efforts basis on May 17, 2017, the date the Partnership’s initial Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission. As of July 25, 2017, the Partnership completed the sale of the minimum offering of common units for gross proceeds of approximately $25 million. The Partnership completed its best-efforts offering on October 24, 2019. Total common units sold were approximately 11.0 million for gross proceeds of $218.0 million and proceeds net of selling commissions and marketing expenses of $204.9 million.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers.

The Partnership was formed to acquire primarily oil and gas properties located onshore in the United States. On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Williston Basin of North Dakota, acquiring, at closing, non-operated working interests in producing wells and in-process wells, along with additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), for approximately $87.5 million, subject to customary adjustments. On August 31, 2018, the Partnership closed on its second asset purchase (“Acquisition No. 2”), acquiring an additional non-operated working interest in the Bakken Assets for approximately $82.5 million, subject to customary adjustments. Prior to these acquisitions, the Partnership owned no oil and natural gas assets. The Partnership utilized proceeds from its best-efforts offering and available financing to close on the acquisitions. See further discussion below under Liquidity and Capital Resources.

As a result of these acquisitions and completed drilling during the period of ownership, as of September 30, 2019, the Partnership had an approximate 5.9% non-operated working interest in 321 currently producing wells. The Partnership also owned non-operated working interests in 27 wells in various stages of the drilling and completion process and additional future development locations in the Bakken Assets. The Bakken Assets are located in the Bakken Shale formation, including the Antelope, Spotted Horn, Squaw Creek and Reunion Bay fields. The Bakken Shale and its close geologic cousin, the Three Forks Shale, are found in the Williston Basin, centered in North Dakota and are two of the largest oil fields in the U.S. While oil has been produced in North Dakota from the Williston Basin since the 1950s, it is only since 2007, through the application of horizontal drilling and hydraulic fracturing technologies, that the Bakken has seen an increase in production activities.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the periods defined below.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018 (2)	Change
Average market closing prices (1)
Oil (per Bbl)	$56.44	$69.57	-18.9%	$57.01	$67.25	-15.2%
Natural gas (per Mcf)	$2.38	$2.93	-18.8%	$2.62	$2.84	-7.7%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)
(2)	The Partnership completed its first acquisition on February 1, 2018, so the average market closing prices represent the period from February 1, 2018 to September 30, 2018.

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites. Since September 1, 2017, the effective date of Acquisition No. 1, the Partnership has participated in the drilling of 145 wells.

Results of Operations

The Partnership closed on its first and second purchases of the Bakken Assets on February 1, 2018 and August 31, 2018, respectively. As a result, the comparability of results for the three and nine months ended September 30, 2019 and 2018, as discussed below, are impacted by these transactions. Other than the payment of fees and expenses described herein, the Partnership had no other operations prior to the acquisition of the Bakken Assets.

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures. The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$15,883,884	100.0%	$5,503,706	100.0%	188.6%	$46,077,828	100.0%	$16,531,881	100.0%	178.7%
Production expenses	4,421,808	27.8%	945,233	17.2%	367.8%	11,100,065	24.1%	3,213,860	19.4%	245.4%
Production taxes	1,433,440	9.0%	548,574	10.0%	161.3%	4,161,112	9.0%	1,487,100	9.0%	179.8%
Depreciation, depletion, amortization and accretion	4,186,249	26.4%	1,024,676	18.6%	308.5%	11,255,146	24.4%	3,040,755	18.4%	270.1%
General, administration and other expense	471,647	3.0%	360,382	6.5%	30.9%	1,752,857	3.8%	1,104,416	6.7%	58.7%

Sold production (BOE):
Oil	284,607		74,243		283.3%	804,695		237,063		239.4%
Natural gas	32,803		11,727		179.7%	83,007		35,131		136.3%
Natural gas liquids	30,212		7,747		290.0%	74,093		28,884		156.5%
Total	347,622		93,717		270.9%	961,795		301,078		219.5%

Average sales price per unit:
Oil (per Bbl)	$54.14		$68.19		-20.6%	$54.92		$64.42		-14.7%
Natural gas (per Mcf)	1.96		3.59		-45.4%	2.46		2.98		-17.4%
Natural gas liquids (per Bbl)	2.96		24.32		-87.8%	8.89		21.92		-59.4%
Combined (per BOE)	45.69		58.73		-22.2%	47.91		54.91		-12.7%

Average unit cost per BOE:
Production expenses	12.72		10.09		26.1%	11.54		10.67		8.2%
Production taxes	4.12		5.85		-29.6%	4.33		4.94		-12.3%
Depreciation, depletion, amortization and accretion	12.04		10.93		10.2%	11.70		10.10		15.8%

Capital expenditures	$6,295,139		$2,721,605			$28,197,172		$5,575,348

Index

Oil, Natural Gas and NGL Revenues

For the three months ended September 30, 2019, revenues for oil, natural gas and NGL sales were $15.9 million. Revenues for the sale of crude oil were $15.4 million, which resulted in a realized price of $54.14 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $1.96 per Mcf. Revenues for the sale of NGLs were $0.1 million, which resulted in a realized price of $2.96 per BOE. For the three months ended September 30, 2018, revenues for oil, natural gas and NGL sales were $5.5 million. Revenues for the sale of crude oil were $5.1 million, which resulted in a realized price of $68.19 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $3.59 per Mcf. Revenues for the sale of NGLs were $0.2 million, which resulted in a realized price of $24.32 per BOE of production.

For the nine months ended September 30, 2019, revenues for oil, natural gas and NGL sales were $46.1 million. Revenues for the sale of crude oil were $44.2 million, which resulted in a realized price of $54.92 per barrel. Revenues for the sale of natural gas were $1.2 million, which resulted in a realized price of $2.46 per Mcf. Revenues for the sale of NGLs were $0.7 million, which resulted in a realized price of $8.89 per BOE. For the eight months from February 1, 2018 to September 30, 2018, revenues for oil, natural gas and NGL sales were $16.5 million. Revenues for the sale of crude oil were $15.3 million, which resulted in a realized price of $64.42 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $2.98 per Mcf. Revenues for the sale of NGLs were $0.6 million, which resulted in a realized price of $21.92 per BOE of production.

The Partnership’s results during the first three quarters of 2019 were positively impacted by the completion of over 75 wells by the Partnership’s operators since June 30, 2018, which contributed to increases in the Partnership’s sold production volumes of oil, natural gas and NGL during the first three quarters of 2019, in comparison to first three quarters of 2018. The Partnership’s sold production for the Bakken Assets was approximately 3,800 BOE and 3,500 BOE per day for the three and nine months ended September 30, 2019. If the Partnership had completed Acquisitions No. 1 and No. 2 on January 1, 2018, the Partnership estimates sold production for the Bakken Assets would have been approximately 1,800 BOE and 2,300 BOE per day for the three and nine months ended September 30, 2018. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

Sold production increases realized during the first three quarters of 2019 were partially offset by the Partnership’s realized sales prices for oil, natural gas and NGL, which were negatively impacted by decreases in commodity prices for oil, natural gas and NGLs, in comparison to the first three quarters of 2018. Realized sales prices for natural gas and NGLs for the first three quarters of 2019 were also negatively impacted by processing and transportation constraints, discussed below in Production Expenses, as product leaves the Bakken basin.

Production is dependent on the investment in existing wells and the development of new wells. As noted above, the Partnership will experience natural production declines in the months following the completion of new wells. As further discussed in Liquidity and Capital Resources: Oil and Natural Gas Properties below, the Partnership has 27 wells currently in various stages of drilling and completion and therefore, expects production volume to increase in conjunction with the completion of those wells. However, if the Partnership or its operators are unable or it is not cost beneficial to continue to invest in existing wells or develop new wells, production will decline.

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

Production expenses for the three months ended September 30, 2019 and 2018 were $4.4 million and $0.9 million, respectively, and production expenses per BOE were $12.72 and $10.09, respectively. Production expenses for the nine months ended September 30, 2019 and for the eight months from February 1, 2018 to September 30, 2018 were $11.1 million and $3.2 million, respectively, and production expenses per BOE were $11.54 and $10.67, respectively. Higher costs for gathering, processing, transporting and marketing the natural gas and NGL products along with higher workover expenses to maintain well performance contributed to the increase in the Partnership’s production expenses per BOE during the three and nine months ended September 30, 2019, when compared to the same periods in 2018.

Index

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Production taxes for the three months ended September 30, 2019 and 2018 were $1.4 million (9.0% of revenue) and $0.5 million (10.0% of revenue). Production taxes for the nine months ended September 30, 2019 and for the eight months from February 1, 2018 to September 30, 2018 were $4.2 million (9.0% of revenue) and $1.5 million (9.0% of revenue). Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. The increase in production taxes incurred during the three- and nine-month periods ended September 30, 2019, compared to the same periods of 2018, is the direct result of increased sold production volumes.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended September 30, 2019 and 2018 was $4.2 million and $1.0 million, respectively, and DD&A per BOE of production was $12.04 and $10.93, respectively. The Partnership’s DD&A for the nine months ended September 30, 2019 and for the eight months from February 1, 2018 to September 30, 2018 was $11.3 million and $3.0 million, respectively, and DD&A per BOE of production was $11.70 and $10.10. The increase in DD&A expense per BOE of production during the three and nine months ended September 30, 2019, compared to the same periods of 2018, is primarily due to the Partnership’s investment in new wells. As discussed above, the Partnership’s operators have completed over 75 wells since June 30, 2018.

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees. General and administrative costs for the three months ended September 30, 2019 and 2018 were $0.5 million and $0.4 million, respectively. General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $1.8 million and $1.1 million, respectively. General and administrative costs for the three and nine months ended September 30, 2019 exceeded those of the comparable periods of 2018 due to the Partnership raising funds through its best-efforts offering (increases in funds raised increases the management fee due to the General Partner) as well as an increase in accounting, consulting and advisory fees resulting from the Partnership’s acquisitions of non-operated working interest in the Bakken Assets in February and August 2018.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2019 and 2018 was $0.3 million and $0.5 million, respectively. Interest expense, net for the nine months ended September 30, 2019 and 2018 was $1.5 million and $0.9 million, respectively. The primary component of Interest expense, net, through the first three quarters of 2019 was interest expense on the Credit Facility, while the primary component of Interest expense, net, through the first three quarters of 2018 was interest expense on the Credit Facility and the Term Loan, as discussed below in Liquidity and Capital Resources: Financing.

Gain (Loss) on Derivatives

Periodically, the Partnership enters into derivative contracts with the objective to manage the commodity price risk on future oil and natural gas production. The Partnership’s gain on derivative instruments for the three months ended September 30, 2019 was approximately $0.6 million. The gain was comprised of (i) a $0.6 million mark-to-market unrealized gain on derivative instruments outstanding at period end, and (ii) $9,600 in gains on settled derivatives during the period. The Partnership’s recognized gains on settled derivatives of $9,600 represented 50,000 Mcf of produced natural gas, resulting in a gain of $0.19 per Mcf of natural gas.

The Partnership’s loss on derivative instruments for the nine months ended September 30, 2019 was approximately $0.7 million. The loss was comprised of (i) a $0.6 million mark-to-market unrealized loss incurred on derivative instruments outstanding at period end, and (ii) $0.1 million of net losses on settled derivatives during the period. The Partnership’s recognized losses on settled derivatives of $0.1 million, net, represented (i) 219,000 barrels of produced oil, resulting in a loss of $0.42 per barrel of oil and (ii) 110,000 Mcf of produced natural gas, resulting in a gain of $0.12 per Mcf of natural gas. The Partnership’s derivative contracts tied to oil production that expired during the first and third quarters of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

The Partnership’s loss on derivative instruments for the three and nine months ended September 30, 2018 was approximately $57,000, which represented a mark-to-market unrealized loss on derivative instruments outstanding at period end.

Index

Changes in the fair value of the unsettled derivative contracts represent mark-to-market gains and losses and are recorded on the Partnership’s consolidated statements of operations. The mark-to-market gains or losses recorded by the Partnership do not represent actual settlements.

See Note 5. Debt in the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, for additional information regarding the Partnership’s responsibility to maintain a risk management program if certain conditions are met under the Loan Agreement.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

	Costless Collar Oil Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
10/01/19 - 06/30/20	166,000	45.00 / 60.90
10/01/19 - 02/29/20	10,000	50.00 / 64.50
07/01/20 - 09/30/20	48,000	50.00 / 64.50
	224,000

	Costless Collar Gas Volumes (MMBtu)	Weighted Average Floor / Ceiling Prices ($)
10/01/19 - 09/30/20	120,000	2.50 / 3.05

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net income	$5,680,657	$2,087,725	$15,599,689	$6,776,585
Interest expense, net	286,865	479,810	1,521,252	851,859
Depreciation, depletion, amortization and accretion	4,186,249	1,024,676	11,255,146	3,040,755
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(587,182)	57,306	608,319	57,306
Adjusted EBITDAX	$9,566,589	$3,649,517	$28,984,406	$10,726,505

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in October 2019, the Partnership’s principal sources of liquidity will be cash on-hand, the cash flow generated from properties the Partnership has acquired and availability, if any, under the Partnership’s revolving credit facility discussed below. The Partnership anticipates that cash on hand, cash flow from operations and availability under the revolving credit facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing capital expenditures discussed below. If these sources of funds are insufficient, the Partnership may default on its financial covenants under the revolving credit facility and be unable to pay distributions or participate in the drilling programs as proposed by the operators of the Bakken Assets.

Financing

On January 16, 2018, the Partnership entered into a loan agreement with Bank of America, N.A. (“BOA”), which provided for an unsecured term loan (the “Term Loan”) of $25 million. The Term Loan was paid in full and extinguished in December 2018. Interest was payable monthly, and the Term Loan bore interest at a variable rate based on the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.00%. The Term Loan proceeds were used in closing on Acquisition No. 1, as described above. Glade M. Knight and David S. McKenney, the General Partner’s Chief Executive Officer and Chief Financial Officer, respectively, guaranteed repayment of the Term Loan and did not receive any consideration in exchange for providing this guarantee.

On August 31, 2018, the Partnership entered into a loan agreement (“Loan Agreement”) with Simmons Bank as administrative agent and the lenders party thereto (collectively, the “Lender”), which provides for a revolving credit facility (the “Credit Facility”) with an initial commitment amount of $60 million (the “Initial Revolver Commitment Amount”), subject to borrowing base restrictions. The commitment amount may be increased up to $100 million with Lender approval. At closing, the Partnership paid an origination fee of 0.50% of the Initial Revolver Commitment Amount, or $300,000. The commitment amount was $40 million (“Revolver Commitment Amount”) at September 30, 2019, and the Partnership is subject to additional origination fees of 0.50% for any increase to the commitment made in excess of the Revolver Commitment Amount. The Partnership is also required to pay an unused facility fee at an annual rate of 0.50% on the unused portion of the Revolver Commitment Amount, based on the amount of borrowings outstanding during a quarter. The maturity date is August 31, 2021 (“Maturity Date”).

The interest rate, subject to certain exceptions, is equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. Any outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Revolver Commitment Amount at any time; the effective borrowing base and the Revolver Commitment Amount were both $40 million at September 30, 2019. As of September 30, 2019, the outstanding balance on the Credit Facility was $0.

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

If certain conditions set forth in the Loan Agreement, as amended, are met, the Partnership will be required to maintain a risk management program to manage the commodity price risk on the Partnership’s future oil and natural gas production. If these conditions are met, the risk management program must cover at least 50% of the Partnership’s projected total production of oil and natural gas for a rolling 18-month period.

Index

The Credit Facility contains mandatory prepayment requirements (including those described above), customary affirmative and negative covenants and events of default. The financial covenants as defined in the Loan Agreement include:

●	a maximum leverage ratio
●	a minimum current ratio
●	maximum distributions

The Partnership was in compliance with the applicable covenants at September 30, 2019.

Partners’ Equity

The Partnership completed its best-efforts offering of common units on October 24, 2019. The Partnership completed its minimum offering of 1,315,790 common units at $19.00 per common unit on July 25, 2017. All subsequent common units were sold at $20.00 per common unit. As of September 30, 2019, the Partnership had completed the sale of 10.7 million common units for gross proceeds of approximately $212.3 million and proceeds net of offering costs of approximately $198.9 million. As of the conclusion of the offering on October 24, 2019, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of selling commissions and marketing expenses of $204.9 million.

Under the Partnership’s agreement with the Managing Dealer of its best-efforts offering, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering on October 24, 2019, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

For the three and nine months ended September 30, 2019, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $3.5 million and $9.5 million, respectively. For the three and nine months ended September 30, 2018, the Partnership paid distributions of $0.349041 and $1.047123 per common unit, or $2.0 million and $4.6 million, respectively. The Partnership generated $26.3 million and $6.8 million in cash flow from operating activities for the nine months ended September 30, 2019 and 2018, respectively.

Index

The Partnership’s ability to maintain the current distribution of $1.40 per common unit per year will be based on its ability to maintain or increase cash flow from operating activities. While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, capital expenditures for new wells and debt service.

Oil and Natural Gas Properties

The Partnership incurred approximately $28.2 million and $5.6 million in capital expenditures for the nine months ended September 30, 2019 and for the eight-month period from February 1, 2018 to September 30, 2018, respectively. The Partnership expects to invest a total of approximately $10 to $15 million in capital expenditures during the fourth quarter of 2019 and first quarter of 2020, which includes anticipated capital costs to complete the 27 wells in process at September 30, 2019. In addition, the Partnership anticipates that it may be obligated to invest an additional $65 to $75 million in drilling capital expenditures from 2020 through 2023 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2019 and into 2020. Current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash provided by operating activities, cash on hand and availability, if any, under the Credit Facility. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

Subsequent Events

In October 2019, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

On October 24, 2019, the Partnership closed on the issuance of approximately 0.3 million common units through its best-efforts offering, representing gross proceeds to the Partnership of approximately $5.7 million and proceeds net of selling and marketing costs of approximately $5.4 million. On October 25, 2019, the General Partner terminated the Partnership’s best-efforts offering and deregistered the remaining 6.6 million common units that were not sold under the best-efforts offering. As of the close of business on October 24, 2019, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of selling commissions and marketing expenses of $204.9 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership offered common units of limited partner interest (the “common units”) on a best-efforts basis. The maximum offering was $350,000,001, consisting of 17,631,579 common units. As of September 30, 2019, the Partnership had completed the sale of 10,745,057 common units for total gross proceeds of $212.3 million and proceeds net of offering costs including selling commissions and marketing expenses of $198.9 million. As of September 30, 2019, 6,886,522 common units remained unsold. The Partnership’s offering of common units of limited partner interest was completed on October 24, 2019. Upon completion, the Partnership had sold approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of selling commissions and marketing expenses of $204.9 million.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through October 24, 2019, the Dealer Manager Incentive Fees are up to approximately $8.7 million.

There is currently no established public trading market in which the Partnership’s common units are traded. The net proceeds of the public offering were used as follows:

Index

Use of Proceeds

The following table sets forth information concerning the best-efforts offering and the use of proceeds from the offering as of September 30, 2019.

Units Registered
	2,631,579	Units	$19.00	per unit	$50,000,001
	15,000,000	Units	$20.00	per unit	300,000,000
Totals:	17,631,579	Units			$350,000,001

Units Sold
	2,631,579	Units	$19.00	per unit	$50,000,001
	8,113,478	Units	$20.00	per unit	162,269,559
Totals:	10,745,057	Units			$212,269,560

Expenses of Issuance and Distribution of Units
	1. Underwriting commissions				$12,736,174
	2. Expenses of underwriters				-
	3. Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
	4. Fees and expenses of third parties				636,918
Total Expenses of Issuance and Distribution of Common Shares					13,373,092
Net Proceeds to the Partnership					$198,896,468

	1. Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$174,046,408
	2. Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
	3. Repayment of other indebtedness, including interest expense paid				-
	4. Investment and working capital				24,850,060
	5. Fees and expenses of third parties				-
	6. Other				-
Total Application of Net Proceeds to the Partnership					$198,896,468

Index

Item 3.  Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit No.	Description

10.10

Second Amendment to Revolver Loan Agreement dated September 30, 2019 between and among Energy Resources 12, L.P. and Energy Resources 12 Operating Company, LLC, collectively, the Borrowers, and Simmons Bank, as Administrative Agent and Letter of Credit Issuer and the Lenders Signatory Party thereto Revolver Loan Agreement dated August 31, 2018, collectively, the Lenders.*

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Cover Page, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Partners’ Equity, (v) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL and contained in Exhibit 101.

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

Date: November 13, 2019