Form 10-K
period 2019-12-31
ENERGY RESOURCES 12, L.P.
filed 2020-03-19
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2019 was $0.

As of March 19, 2020, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-K

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

•	that the Partnership’s development of its oil and gas properties may not be successful or that its operations on such properties may not be successful;
•	general economic, market, or business conditions;
•	changes in laws or regulations;
•	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
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

Index

Item 1.  Business

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership began offering common units of limited partner interest (the “common units”) on a best-efforts basis on May 17, 2017, the date the Securities and Exchange Commission (“SEC”) declared the offering effective. As of July 25, 2017, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers to the common units were admitted as Limited Partners of the Partnership at the initial closing of the offering, and the Partnership admitted additional Limited Partners monthly through the completion of its offering on October 24, 2019. The Partnership sold approximately 11.0 million common units for gross proceeds of $218.0 million under the offering. The proceeds from the sale of common units have been used to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties.

As of December 31, 2019, the Partnership owned an approximate 5.8% non-operated working interest in 332 currently producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 2% non-operated working interest in 20 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

The Partnership acquired its non-operated working interests in the Bakken Assets during 2018 in two transactions. On February 1, 2018, the Partnership completed its first purchase in the Bakken Assets for $87.5 million, subject to customary adjustments. On August 31, 2018, the Partnership completed its second purchase in the Bakken Assets for $82.5 million, subject to customary adjustments.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”).

Business Objective

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and gas properties with development potential to be operated by third-party operators on-shore in the United States, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction after five to seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily have been used to acquire the Bakken Assets and to develop these assets.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns, such as the COVID-19 coronavirus outbreak in early 2020; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

Consistent with non-operators of well interests within the industry, the Partnership engages in oil and natural gas well development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include the Partnership’s acreage. The Partnership relies on its operators to propose, permit and initiate the drilling of wells. The Partnership assesses each drilling opportunity on a case-by-case basis and participates in wells that expect to meet a desired return based upon estimates of recoverable oil and natural gas, expected oil and gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.

Index

The Partnership’ operators generally market and sell the oil and natural gas extracted from Partnership wells. In addition, these operators coordinate the transportation of oil and natural gas production from wells in which the Partnership participates to appropriate pipelines or rail transport facilities pursuant to arrangements that such operators negotiate and maintain with various parties purchasing the production. The price at which Partnership production is sold is generally tied to a market spot price, and the differential between the market spot price and the Partnership’s realized sales price represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received, and average production costs associated with the sale of oil, natural gas, and natural gas liquids for the year ended December 31, 2019 and for the period from the Partnership’s first acquisition on February 1, 2018 through December 31, 2018.

	Year Ended December 31,	Eleven Months Ended December 31,	Percent Change
	2019	2018

Sold production (BOE):
Oil	1,129,951	405,581	178.6%
Natural gas	141,508	53,240	165.8%
Natural gas liquids	126,760	42,329	199.5%
Total	1,398,219	501,150	179.0%

Average sales price per unit:
Oil (per Bbl)	$54.11	$58.66	-7.8%
Natural gas (per Mcf)	2.36	3.30	-28.5%
Natural gas liquids (per Bbl)	10.09	20.73	-51.3%
Combined (per BOE)	46.08	51.32	-10.2%

Average unit cost per BOE:
Production costs
Production expenses	12.18	11.36	7.2%
Production taxes	4.13	4.58	-9.8%
Total production costs	16.31	15.94	2.3%
Depreciation, depletion, amortization and accretion	12.30	9.83	25.1%

Drilling Activity

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2019, the Partnership has participated in the drilling of 153 wells, of which 133 have been completed and the other 20 wells are in various stages of completion at December 31, 2019. The Partnership incurred approximately $32.2 million and $15.4 million, respectively, in capital drilling and completion costs for the year ended December 31, 2019 and for the period from February 1, 2018 to December 31, 2018. The 20 wells in process at December 31, 2019 are expected to be completed during the first half of 2020; the Partnership’s estimated share of capital expenditures to complete these 20 wells is approximately $2.0 million.

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

See further discussion in Note 8. Related Parties in Part II, Item 8 of this Form 10-K.

Index

Partners’ Equity and Distributions

The Partnership completed its best-efforts offering of common units on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million. David Lerner Associates, Inc. was the dealer manager for the Partnership’s best-efforts offering (the “Dealer Manager”). Under the agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager also has Dealer Manager Incentive Fees (defined below), where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering based on the performance of the Partnership. Based on the common units sold in the offering, the Dealer Manager Incentive Fees are a maximum of approximately $8.7 million, subject to Payout (defined below).

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

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.396164 per common unit, or $7.0 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2019:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
Proved Reserves (1)	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
PDP Properties	6,986	4,733	774	8,549	$125,603
PUD Properties	11,196	4,036	649	12,518	117,546
Total Proved Reserves	18,182	8,769	1,423	21,067	$243,149

(1)

The following terms have been used by the Partnership to classify its reserves: Proved developed producing reserves (“PDP”) are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves (“PUD”) are reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for development (reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled).

Index

The Partnership’s proved reserves as of December 31, 2019 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $49.42 per barrel of oil, $(1.61) per MMcf of natural gas and $2.74 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2019 were above the average calculated for 2019. However, due to the volatility of the market, a period of sustained lower prices will have a negative impact to the estimated quantities and present values of the Partnership’s reserves and may necessitate future write-downs.

Proved Undeveloped Reserves (PUD)

At December 31, 2019, the Partnership had PUDs of approximately 12,518 MBOE, or approximately 59% of total proved reserves. The following table reflects the changes in PUDs during 2019:

BOE
Proved undeveloped reserves, December 31, 2018	15,060,212
Revisions of previous estimates (1)	(401,688)
Extensions, discoveries and other additions (2)	52,367
Conversion to proved developed reserves (3)	(2,193,246)
Proved undeveloped reserves, December 31, 2019	12,517,645

(1)

The annual review of the PUDs resulted in a negative revision of approximately 402 MBOE. This revision was the result of 246 MBOE of downward adjustments attributable to changes in the future drill schedule, 147 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2018 to December 31, 2019, and 9 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2019 to December 31, 2018.

(2)	In 2019, extensions, discoveries and other additions of 52 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(3)

The Partnership converted 38 wells to proved developed reserves during 2019 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 2,193 MBOE.

Index

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2019 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2019 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership works closely with Pinnacle Energy to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. The Partnership also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year-end reserve estimates and assesses them for reasonableness. The Board of Directors of the General Partner also meets to discuss matters and policies related to the Partnership’s reserves.

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

Index

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2019:

	December 31, 2019
	Gross	Net
Oil wells:
Williston Basin, North Dakota	338	20.0

Of the total well count for 2019, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2019, the Partnership had 332 currently producing wells and six shut-in wells. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2019, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	5,290	2,218	3,235	1,356	8,525	3,574

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

Delivery Commitments

As of December 31, 2019, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Insurance

Since the Partnership is not the operator of any of its properties, the Partnership primarily relies on the insurance of the operator(s) of its properties, of which the Partnership’s share of the cost is allocated back to the Partnership through the Joint Operating Agreement. The Partnership’s operators have insurance policies that include coverage for general liability (includes sudden and accidental pollution), physical damage to its oil and gas properties, control of well, auto liability, marine liability, worker’s compensation and employer’s liability, among other things.

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

Competition

The oil and natural gas industry is highly competitive. The Partnership will encounter strong competition from independent oil and gas companies, master limited partnerships and from major oil and gas companies in contracting for drilling equipment and arranging the services of trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than the Partnership’s.

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

Environmental, Health and Safety Matters and Regulation

The Partnership’s operations are subject to stringent and complex federal, state and local laws and regulations that govern the oil and natural gas industry, as well as regulations that protect the environment from the discharge of materials into the environment. These laws and regulations may, among other things:

Index

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

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on the Partnership’s operating costs. In general, the oil and natural gas industry has been the subject of increased legislation and regulatory attention with respect to environmental matters. The trend of more expansive and stricter environmental regulation may continue for the long term.

The following is a summary of some of the existing laws, rules and regulations to which the Partnership’s business operations are subject.

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous solid waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, the Partnership expects its operators to generate waste as a routine part of their operations that may be subject to RCRA. Although a substantial amount of the waste expected to be generated is regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the Environmental Protection Agency (“EPA”) or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future.

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

Index

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

Clean Water Act

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has issued final rules outlining its position on the federal jurisdictional reach over waters of the United States. Litigation surrounding this rule is ongoing. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, the Partnership may be liable for penalties and cleanup and response costs. The federal Clean Water Act only regulates surface waters. However, most of the state analogs to the Clean Water Act also regulate discharges which impact groundwater.

In 2018, the EPA commenced a management study of oil and gas extraction wastewater from both conventional extraction and unconventional extraction such as hydraulic fracturing. The purpose of this study is to understand if support exists for new regulations that would allow for a broader discharge of oil and gas extraction wastewater directly to surface waters under the Clean Water Act’s National Pollutant Discharge Elimination System, in addition to the primary existing disposal methods of underground injection or discharge to centralized wastewater treatment facilities. The EPA produced a draft of its findings in May 2019 and received public comment on the draft until July 2019. The draft does not announce any new regulatory efforts regarding oil and gas extraction wastewater.

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

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. This report could result in additional regulatory scrutiny that could make it more difficult to perform hydraulic fracturing and increase the Partnership’s costs of compliance and business.

Index

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In August 2019, the EPA proposed amendments that would remove all sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane.

In 2016, the EPA had expanded its regulatory coverage with the addition of new rules limiting methane emissions from new or modified sites and equipment. The EPA attempted to suspend enforcement of the methane rule, but this action was challenged on appeal and was ruled improper. In August 2019, the EPA also proposed amendments that would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry. As an alternative, the EPA proposed to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category.

In September 2018, the EPA proposed amendments to the fugitive emissions monitoring requirements in the 2016 NSPS for the oil and natural gas industry that included: changes to the frequency for monitoring fugitive emissions (also known as “leaks”) at well sites and compressor stations, requirements for pneumatic pumps at well sites, and reduced requirements for professional engineer certifications.

Index

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

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. However, BLM issued a final rule in September 2018, that concluded that the costs the rule would impose would exceed the benefits it was expected to generate and therefore reduced certain compliance burdens deemed to be unnecessary, including requirements to write waste minimization plans, meet methane capture targets and use equipment that meets certain technical standards. BLM’s final rule is being challenged in court.

In March 2019, the EPA announced a voluntary disclosure program for new owners of upstream oil and natural gas exploration and facilities. The program was developed to encourage new owners of these facilities to participate because it provided regulatory certainty and clearly defined civil penalty mitigation beyond what was offered by the EPA’s existing self-disclosure policies. In December 2019, the EPA temporarily expanded its voluntary self-audit and disclosure program for upstream oil and natural gas facilities by giving existing owners the opportunity to find, correct, and self-disclose Clean Air Act violations.

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

Climate Change Legislation

More stringent laws and regulations relating to climate change and GHG emissions may be adopted in the future and could cause the Partnership to incur material expenses in complying with them. Both houses of Congress have considered legislation to reduce emissions of GHGs, but no legislation has yet passed. In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions; although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants.

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

Index

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that somewhat loosened procedures for listing species, recovery, reclassifications and critical habitat designations. The rules removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis.

OSHA and Other Laws and Regulation

The Partnership is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under Title III of CERCLA and similar state statutes require that the Partnership organize and/or disclose information about hazardous materials used or produced in the Partnership’s operations.

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

Drilling and Production

Statutes, rules and regulations affecting exploration and production undergo constant review and often are amended, expanded and reinterpreted, making difficult the prediction of future costs or the impact of regulatory compliance attributable to new laws and statutes. The regulatory burden on the oil and natural gas industry increases the cost of doing business and, consequently, affects its profitability. The drilling and production operations performed by the Partnership’s contracted operators are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states and some counties and municipalities in which the Partnership operates also regulate one or more of the following:

●	the location of wells;
●	the method of drilling, completing and operating wells;
●	the surface use and restoration of properties upon which wells are drilled;
●	the plugging and abandoning of wells;
●	the marketing, transportation and reporting of production;
●	notice to surface owners and other third parties; and
●	produced water and waste disposal.

Index

State and federal regulations are generally intended to prevent waste of oil and natural gas, protect correlative rights to produce oil and natural gas between owners in a common reservoir or formation, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and natural gas plants operated by other companies that provide midstream services to the Partnership are also subject to the jurisdiction of various federal, state and local authorities, which can affect the Partnership’s operations. State laws also regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties.

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

The Mineral Leasing Act of 1920, or the Mineral Act, prohibits ownership of any direct or indirect interest in federal onshore oil and natural gas leases by a foreign citizen or a foreign entity except through equity ownership in a corporation formed under the laws of the United States or of any U.S. State or territory, and only if the laws, customs, or regulations of their country of origin or domicile do not deny similar or like privileges to citizens or entities of the United States. If these restrictions are violated, the oil and natural gas lease can be canceled in a proceeding instituted by the United States Attorney General. The Partnership qualifies as an entity formed under the laws of the United States or of any U.S. State or territory. Although the regulations promulgated and administered by the BLM pursuant to the Mineral Act provide for agency designations of non–reciprocal countries, there are presently no such designations in effect. It is possible that the holders of the Partnership’s common units may be citizens of foreign countries and do not own their common units in a U.S. corporation or even if such interest is held through a U.S. corporation, their country of citizenship may be determined to be non–reciprocal countries under the Mineral Act. In such event, any federal onshore oil and natural gas leases held by the Partnership could be subject to cancellation based on such determination.

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

Index

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

Gathering service, which occurs on pipeline facilities located upstream of FERC-jurisdictional interstate transportation services, is regulated by the states onshore and in state waters. Depending on changes in the function performed by particular pipeline facilities, FERC has in the past reclassified certain FERC-jurisdictional transportation facilities as non-jurisdictional gathering facilities and FERC has reclassified certain non-jurisdictional gathering facilities as FERC-jurisdictional transportation facilities. Any such changes could result in an increase to the Partnership’s costs of transporting gas to point-of-sale locations.

The pipelines used to gather and transport natural gas being produced by the Partnership are also subject to regulation by the U.S. Department of Transportation (“DOT”) under the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), the Pipeline Safety Act of 1992, as reauthorized and amended (“Pipeline Safety Act”), and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The DOT Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a risk–based approach to determine which gathering pipelines are subject to regulation and what safety standards regulated gathering pipelines must meet.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. From 2012 through the end of 2019, DOE authorized large-scale, long-term (20 years) exports of U.S.-produced LNG and compressed natural gas totaling 38.06 billion cubic feet per day of natural gas to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas.

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

Index

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

Index

Item 1A.  Risk Factors

Risks Related to an Investment in the Partnership

The Partnership and the General Partner’s chief executive officer and the chief financial officer have limited prior experience in investing in oil and gas properties.

The experience of the Partnership and General Partner’s chief executive officer and chief financial officer is primarily in the real estate industry. This is the second oil and gas program in which the Partnership’s chief executive officer and chief financial officer have participated. You should consider an investment in the Partnership in light of the risks, uncertainties and difficulties frequently encountered by management operating in a new industry. The Partnership cannot guarantee that it will succeed in achieving its goals, and its failure to do so could cause you to lose all or a portion of your investment.

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

Distributions to the Partnership’s common unitholders may not be sourced from its cash generated from operations but from indebtedness, and therefore the Partnership’s distributions during certain periods may exceed earnings and cash flows from operations, and this will decrease the Partnership’s distributions in the future; furthermore, the Partnership cannot guarantee that investors will receive any specific return on their investment.

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

Despite terminating its existing credit facility in November 2019, the Partnership may enter into a new credit facility in the future, which would require the Partnership to use a portion of its cash flow to pay interest on and principal of any indebtedness when due, which will reduce the cash available to finance the Partnership’s operations and other business activities. This could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

The Partnership depends on key personnel, the loss of any of whom could materially adversely affect future operations.

The Partnership’s success will depend to a large extent upon the efforts and abilities of Messrs. Knight and McKenney, the chief executive officer and chief financial officer. The loss of the services of one or more of these key employees could have a material adverse effect on the Partnership. The Partnership does not maintain key-man life insurance with respect to any employees. The Partnership’s business will also be dependent upon its ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause the Partnership to incur greater costs or prevent it from pursuing its acquisition and development strategy as quickly as the Partnership would otherwise wish to do.

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

Index

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

The General Partner is subject to conflicts of interest in operating the Partnership, including conflicts of interest arising out of the General Partner’s ownership of the incentive distribution rights. The Partnership Agreement limits the General Partner’s fiduciary duties to the Partnership in connection with these conflicts of interest.

The General Partner is subject to conflicts of interest in operating the Partnership’s business. These conflicts include:

●	conflicts caused by competition for the General Partner’s time and attention with other partnerships that the General Partner and its affiliates do and may sponsor and/or manage;
●

conflicts caused by the incentive distribution rights which may cause the General Partner to conduct operations that are riskier to the Partnership, or to sell properties, in order to generate distributions from the incentive distribution rights; and

●	conflicts caused by the management fee the Partnership pays to the General Partner since its compensation is a percentage of total gross equity proceeds raised in this offering.

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

Additional conflicts of interest may arise between the General Partner and its respective affiliates on the one hand, and the Partnership and the holders of its common units, on the other hand. In resolving these conflicts of interest, the General Partner may favor its own interests and the interests of its owners over the interests of holders of the Partnership’s common units. These conflicts include, among others, the following situations:

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

Subsequent to the Partnership’s first acquisition of the Bakken Assets on February 1, 2018, the General Partner and its affiliates receive an annual management fee of approximately $1 million, paid quarterly, which is 0.5% of total gross equity proceeds raised in the Partnership’s offering. In addition, the General Partner and its affiliates have been or will be reimbursed for third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and have been or will be reimbursed for general and administrative costs of the general partner allocable to the Partnership regardless of the Partnership’s success in acquiring, developing and operating properties. The fees and direct costs to be paid to the General Partner will reduce the amount of cash distributions to investors. With respect to third-party costs, the General Partner has sole discretion on behalf of the Partnership to select the provider of the services or goods and the provider’s compensation.

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

The General Partner intends to limit the amount of borrowing to 50% of the Partnership’s total capitalization on an annual basis. However, the Partnership Agreement does not place any limitation on the amount of indebtedness that the General Partner may cause the Partnership to incur, and holders of common units will have no right to control or influence the amount of indebtedness the Partnership incurs. High levels of indebtedness may have adverse consequences for the Partnership, including:

●	Cash that would otherwise be available for distribution or to invest in the Partnership’s business will be used to pay interest on indebtedness;
●	Covenants in the indebtedness may restrict the Partnership’s ability to conduct its business, to make acquisitions or develop its assets and to make distributions; and
●	Default in the repayment of indebtedness could result in foreclosure on the Partnership’s assets or require the Partnership to refinance indebtedness at higher costs.

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

Index

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

The General Partner and its affiliates have and will receive reimbursement of third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and have and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership, regardless of the Partnership’s success in acquiring, developing and operating properties. In addition, effective February 1, 2018, the General Partner receives an annual management fee of approximately $1 million, paid quarterly, which is 0.5% of total gross equity proceeds raised in this offering. The Managing Dealer is eligible to receive the Dealer Manager Incentive Fees after Payout. The fees and direct costs to be paid to the General Partner and the Managing Dealer will reduce the amount of cash distributions to investors.

Index

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

In addition, the actual amount of cash the Partnership will have available for distribution will depend on other factors, some of which are beyond the Partnership’s control, including:

●	the amount of cash reserves established by the General Partner for the proper conduct of the Partnership’s business and for capital expenditures, which may be substantial;
●	the operator(s) of the Partnership’s properties will control the timing of any capital expenditures necessary to drill or overhaul any wells on the properties the Partnership invests in;
●	the cost of operations, infrastructure and drilling;
●	the Partnership’s debt service requirements and other liabilities, if the Partnership increases debt levels;
●	fluctuations in the Partnership’s working capital needs;
●	the Partnership’s ability to borrow funds;
●	the timing and collectability of receivables; and
●	prevailing economic conditions.

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

The Partnership’s revenue, profitability and cash flow depend upon the prices for oil, natural gas and other hydrocarbons. The prices the Partnership receives for its production will be volatile and a drop in prices can significantly affect its financial results and adversely affect the Partnership’s ability to obtain credit, maintain its borrowing capacity and to repay indebtedness, all of which can affect the Partnership’s ability to pay distributions. Changes in prices have a significant impact on the value of the Partnership’s reserves and on its cash flows. Prices may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the Partnership’s control, such as:

●	the domestic and foreign supply of and demand for oil and natural gas and other hydrocarbons;
●	regulations which may prevent or limit the export of oil, natural gas and other hydrocarbons;
●	the amount of added production from development of unconventional natural gas reserves;
●	the price and quantity of foreign imports of oil, natural gas and other hydrocarbons;
●	the level of consumer product demand;
●	adverse weather conditions, natural disasters and global health concerns, such as the COVID-19 coronavirus outbreak in early 2020;
●	domestic and foreign governmental regulations, including environmental initiatives and taxation;
●	overall domestic and global economic conditions;
●	the value of the U.S. dollar relative to the currencies of other countries;

Index

●

political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;

●	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	the proximity and capacity of natural gas pipelines and other transportation facilities to the Partnership’s production;
●	technological advances affecting energy consumption;
●	price and availability of competitors’ supplies of oil and natural gas;
●	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;
●	the price and availability of alternative fuels; and
●	the impact of energy conservation efforts.

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

The Partnership anticipates that it may be obligated to significantly invest within the next five years in drilling and well completion capital expenditures to fully participate in operator drilling programs in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing those properties. The Partnership will depend, at least in part, on increased cash flow from operations and may require additional financing to fund the anticipated capital expenditures needed to retain its full interest in the Bakken Assets. None of these funding sources is guaranteed, and if the Partnership is unable to obtain all of this funding, the Partnership may lose all or a portion of the assets acquired or reduce distributions, and its results of operations will be negatively affected accordingly.

The Partnership has limited control over the activities on its properties.

Fourteen other companies operate the properties the Partnership has acquired. The Partnership has limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that it is required to fund. The failure of an operator of the Partnership’s wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on the operator and other working interest owners for these projects and its limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

Index

Because the Partnership depends on the General Partner and its affiliates to conduct the Partnership’s operations, any adverse changes in the financial health of the General Partner could hinder the Partnership’s operating performance and ability to make distributions.

The Partnership depends on the General Partner and its affiliates and other third-party operators for the development and operation of the Partnership’s properties. The General Partner has limited operating history. Any adverse changes in the financial condition of the General Partner or in the Partnership’s relationship with the General Partner or its officers and employees could hinder its or their ability to successfully manage the Partnership’s operations.

Any adverse changes in the financial health of Energy 11, L.P. (“Energy 11”) could hinder the Partnership’s operating performance and ability to make distributions.

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

Additional potential risks at the acquisition date and those related to development include, among other things:

●	incorrect assumptions regarding the future prices of oil, natural gas and other hydrocarbons or the future operating or development costs of properties;
●	incorrect estimates of the reserves and projected development results attributable to a property the Partnership owns;
●	drilling, operating and other cost overruns by the operator of the properties;
●	an inability to integrate successfully the properties the Partnership has acquired;
●	the assumption of liabilities;
●	the diversion of management’s attention from other business concerns; and
●	losses of key employees.

The operators of the Partnership’s properties may engage in exploration activities on these properties which activities are riskier than development activities.

The Partnership has acquired interests in oil and gas properties which require additional drilling and other exploration activities to fully develop. Some of the drilling on its properties may be classified as exploration drilling. Exploration drilling is inherently riskier than development drilling. Although the Partnership expects that any exploration drilling will generally be located near areas which have undergone successful drilling or in areas with geological characteristics similar to areas which have been successfully developed, no assurances can be made that the exploration or development drilling will be successful in discovering producible oil and gas reserves.

Index

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

Hydraulic fracturing is used to stimulate production of hydrocarbons, particularly natural gas, from dense rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The operators of the properties the Partnership owns will routinely use hydraulic fracturing techniques in most drilling and completion programs. In past legislative sessions, legislation was introduced before Congress to provide for federal regulation of hydraulic fracturing using materials other than diesel under the Safe Drinking Water Act and to require disclosure of the chemicals used in the fracturing process; this legislation has not passed. At the state and local levels, some jurisdictions have adopted, and others are considering adopting, requirements that could impose more stringent permitting, public disclosure of fracturing chemicals or well construction requirements on hydraulic fracturing activities, as well as bans on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

Additional regulatory scrutiny by the EPA could make it difficult to perform hydraulic fracturing, impact the Partnership’s ability to conduct business, and increase the Partnership’s costs of compliance and doing business.

Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. The EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The EPA also issued a pretreatment standard for the discharge of wastewater resulting from hydraulic fracturing activities, prohibiting the discharges of wastewater pollutants from onshore unconventional oil and gas extraction to publicly owned treatment works. In December 2016, the EPA released its final report “Hydraulic Fracturing for Oil and Gas: Impacts from the Hydraulic Fracturing Water Cycle on Drinking Water Resources in the United States.” This report concluded that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited the EPA’s assessment. The historic trend of more expansive and stricter environmental regulation may continue for the long term. Any additional regulatory actions taken by the EPA could increase the costs of the Partnership’s operations or result in additional operating restrictions or delays. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the Partnership ultimately is able to produce.

Index

The Partnership’s hedging transactions will expose it to counterparty credit risk.

In 2018 and 2019, the Partnership engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership’s hedging transactions expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. The risk of counterparty non-performance is of particular concern when there are disruptions in the financial markets and there are significant declines in oil and natural gas prices. Either of these events could lead to sudden changes in a counterparty’s liquidity and impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, the Partnership’s ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of the Partnership’s hedge providers or some other similar proceeding or liquidity constraint might make it unlikely that the Partnership would be able to collect all or a significant portion of amounts owed to it by the distressed entity or entities.

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

The Partnership’s ability to use hedging transactions to protect it from future price declines will be dependent upon oil and natural gas prices at the time the Partnership enters into future hedging transactions and the Partnership’s future levels of hedging, and as a result its future net cash flows may be more sensitive to commodity price changes. Additionally, it may not be possible or economic to hedge all of the hydrocarbons the Partnership produces because of the lack of a market for such hedges or other reasons. The Partnership may hedge certain hydrocarbons it produces by entering into swaps, collars or other contracts covering hydrocarbons the Partnership considers to be priced similarly to the hydrocarbons it produces and could be subject to losses if the prices for the hydrocarbons the Partnership produces do not match the hydrocarbons the Partnership contracts for.

The prices at which the Partnership hedges its production will be dependent upon commodity prices at the time the Partnership enters into these transactions, which may be substantially higher or lower than current oil, natural gas and other hydrocarbon prices. Accordingly, the Partnership’s hedges may not fully protect it from significant declines in oil and natural gas prices received for its future production. Conversely, the Partnership’s hedges may limit its ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of the Partnership’s future production will not be hedged as compared to previous years, which would result in its oil, natural gas and natural gas liquids revenues becoming more sensitive to commodity price changes. The General Partner will not be liable for any losses the Partnership incurs as a result of the Partnership’s hedge transactions.

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

The financial conditions of any hydrocarbon purchasers the Partnership does business with could have an adverse impact on the Partnership in the event these purchasers are unable to pay for the Partnership’s share of oil and gas production.

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

Index

The Partnership plans to rely on drilling to fully develop the properties the Partnership has acquired. If drilling and well completion are unsuccessful, the Partnership’s cash available for distributions and financial condition will be adversely affected.

The Partnership has acquired oil and gas properties that are not fully developed and require that the Partnership engages in drilling and well completion to fully exploit the reserves attributable to the properties. Because the Partnership has acquired non-operated properties, it will not be in charge of the drilling and well completions but will be obligated to pay its pro rata share of drilling and completion costs or be subject to penalties. Drilling and completion of wells by its operators will involve numerous risks, including the risk that the Partnership will not encounter commercially productive oil or natural gas reservoirs. The Partnership may incur significant expenditures to drill and complete wells, including cost overruns. Additionally, current geoscience technology may not allow the Partnership to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that the Partnership will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to holders of the Partnership’s common units and for servicing any debt obligations.

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

In addition, the Partnership’s future oil and natural gas production will depend on its success in developing its assets to add to its reserves. If the Partnership is unable to replace reserves through drilling, the Partnership’s level of production and cash flows will be adversely affected. In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. The Partnership’s total proved reserves decline as reserves are produced unless the Partnership conducts other successful development activities. The Partnership’s ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. The Partnership may not be successful in developing its assets to increase its reserves.

Index

The Partnership’s business is subject to operational risks that will not be fully insured, which, if they were to occur, could adversely affect the Partnership’s financial condition or results of operations and, as a result, the Partnership’s ability to pay distributions to holders of its common units and service any future debt obligations.

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

As is customary in the industry, the operators of the properties maintain insurance against some but not all of these risks. The Partnership may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on the Partnership’s business activities, financial condition, results of operations and ability to pay distributions to holders of its common units and service any future debt obligations.

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
●

the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned by the Partnership or at locations to which the Partnership has sent waste for disposal;

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. Although some of these requirements have been proposed to be rescinded under the current administration, the broader recent trend of more expansive and stricter climate change regulation may continue for the long term.

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

In past legislative sessions, Congress considered legislation to reduce emissions of GHGs and many states and regions have adopted or have considered measures to reduce GHG emission reduction levels, often involving the planned development of GHG emission inventories and/or cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program have not moved forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb the EPA’s regulatory authority over GHGs. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, equipment and operations on the Partnership’s properties could require the Partnership to incur costs to reduce emissions of GHGs associated with the Partnership’s operations or could adversely affect demand for the oil, natural gas and natural gas liquids that the Partnership produces.

Index

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the NSPS and the NESHAP programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations also established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. The EPA has issued new rules limiting methane emissions from new or modified oil and gas sources. The rules amend the air emissions rules for the oil and natural gas sources and natural gas processing and transmission sources to include new standards for methane.  Simultaneously with the methane rules, the EPA adopted new rules governing the aggregating of multiple surface sites into a single-source of air quality permitting purposes. In addition, the EPA had announced plans to begin work on regulations to regulate methane emissions from existing oil and gas sources. These rules and any revised rules may require the installation of equipment to control emissions on the Partnership’s producing properties or could require the Partnership to obtain permits for such operations. Although some of these requirements have been proposed to be rescinded under the current administration, the broader recent trend of more expansive and stricter climate change regulation may continue for the long term.

The Partnership and the operators of its properties may encounter obstacles to marketing the Partnership’s share of oil, natural gas and other hydrocarbons, which could adversely impact the Partnership’s revenues.

The marketability of the Partnership’s production will depend upon numerous factors beyond the Partnership’s control, including the availability and capacity of natural gas gathering systems, pipelines and other transportation and processing facilities that the Partnership expects to be owned by third parties. Transportation space on the gathering systems and pipelines the Partnership expects to utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. The Partnership’s access to transportation and processing options and the marketing of the Partnership’s production can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, as well as the other risks discussed above. The availability of markets is beyond the Partnership’s control. If market factors dramatically change, the impact on the Partnership’s revenues could be substantial and could adversely affect the Partnership’s ability to produce and market oil, natural gas and natural gas liquids, the value of the Partnership’s common units and the Partnership’s ability to pay distributions on the Partnership’s common units and service any Partnership debt obligations.

Index

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

The Partnership’s properties may require the Partnership to dispose of saltwater gathered from its operations pursuant to permits issued to the Partnership by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements owing to, among other things, concerns of the public or governmental authorities regarding such disposal activities.

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

Index

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact the Partnership’s operations.

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. The Partnership depends on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with the general partner and third-party partners. Unauthorized access to the Partnership’s seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in the Partnership’s exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport the Partnership’s production to market. A cyber-attack involving the Partnership’s information systems and related infrastructure, or that of the Partnership’s business associates, could negatively impact the Partnership’s operations in a variety of ways, including but not limited to, the following:

●

Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on the Partnership’s ability to compete for oil and gas resources;

●	Data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;
●	Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, or accidental discharge;
●	A cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt the Partnership’s major development projects;
●

A cyber-attack on third party gathering, pipeline, or rail transportation systems could delay or prevent the Partnership from transporting and marketing its production, resulting in a loss of revenues;

●

A cyber-attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing the Partnership from marketing its production or engaging in hedging activities, resulting in a loss of revenues;

●

A cyber-attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for the Partnership’s production, lower natural gas prices, and reduced revenues;

●	A cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
●	A cyber-attack on the Partnership’s automated and surveillance systems could cause a loss in production and potential environmental hazards;
●	A deliberate corruption of the Partnership’s financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
●

A cyber-attack resulting in the loss or disclosure of, or damage to, the Partnership’s or any of its customer’s or supplier’s data or confidential information could harm the Partnership’s business by damaging its reputation, subjecting it to potential financial or legal liability, and requiring it to incur significant costs, including costs to repair or restore its systems and data or to take other remedial steps.

All of the above could negatively impact the Partnership’s operational and financial results. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber threats continue to evolve, the Partnership may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Additionally, the growth of cyber-attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.

Loss of Partnership information and computer systems could adversely affect the Partnership’s business.

The Partnership will be heavily dependent on information systems and computer-based programs of its operators, including well operations information, seismic data, electronic data processing and accounting data. If any of such programs or systems were to fail or create erroneous information in the hardware or software network infrastructure, possible consequences include the Partnership’s loss of communication links, inability of the Partnership’s operators to find, produce, process and sell oil and natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on the Partnership’s business.

Index

Oil and gas exploration and production activities are complex and involves risks that could lead to legal proceedings resulting in the incurrence of substantial liabilities.

Like many oil and gas companies, the Partnership will be from time to time involved in various legal and other proceedings in the ordinary course its business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters. Such legal proceedings are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on the Partnership because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in the Partnership’s business practices, which could materially and adversely affect the Partnership’s business, operating results and financial condition. Accruals for such liabilities, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

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

Federal tax law places substantial limits on taxpayers’ ability to deduct intangible drilling and development costs (“IDCs”). Generally speaking, an “operator” is permitted to elect to currently deduct or capitalize and deduct ratably over a 60-month period, costs that are properly characterized as IDCs that the operator incurs in connection with the drilling and development of oil and natural gas wells. For purposes of deducting IDCs, an “operator” is generally defined as one that owns a working or an operating interest in an oil or gas well. If the Partnership determines that it is an “operator” with respect to its oil and gas wells, the Partnership’s determination is not binding on the IRS. The IRS may assert that the Partnership is not an “operator” with respect to one or more of its oil or gas wells at the time that IDCs are incurred. If the IRS were successful in such a challenge, the Partnership and, therefore, you, would not be entitled to deduct the IDCs incurred in connection with such wells.

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

Code Section 1446(f) generally imposes a withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is unclear when such regulations will be finalized and if so to what extent the regulations will be adopted.

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

Index

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

The Partnership’s Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission on May 17, 2017. Under the public offering the Partnership made under the Registration Statement (as supplemented), the Partnership offered common units of limited partner interest (the “common units”) on a best-efforts basis. The maximum offering was $350,000,001, consisting of 17,631,579 common units. The Partnership’s offering of common units of limited partner interest was completed on October 24, 2019. Upon completion, the Partnership had sold approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

Under the Partnership’s agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees, which is a cash payment of up to an amount equal to 4% of gross proceeds of the common units sold based on the performance of the Partnership. Based on the common units sold through October 24, 2019, the Managing Dealer Incentive Fees are up to approximately $8.7 million, subject to Payout (see additional discussion below).

The net proceeds of the public offering were used as follows:

Use of Proceeds

The following tables set forth information concerning the completed best-efforts offering and the use of proceeds from the offering.

Units Registered
	2,631,579	Units	$19.00	per unit	$50,000,001
	15,000,000	Units	$20.00	per unit	300,000,000
Totals:	17,631,579	Units			$350,000,001

Units Sold
	2,631,579	Units	$19.00	per unit	$50,000,001
	8,400,000	Units	$20.00	per unit	168,000,000
Totals:	11,031,579	Units			$218,000,001

Expenses of Issuance and Distribution of Units
1.	Underwriting commissions				$13,080,000
2.	Expenses of underwriters				-
3.	Direct or indirect payments to directors or officers of the Partnership or their associates, or to affiliates of the Partnership				-
4.	Fees and expenses of third parties				637,675
Total Expenses of Issuance and Distribution of Common Shares					13,717,675
Net Proceeds to the Partnership					$204,282,326

1.	Purchase of oil, gas and natural gas liquids properties (net of debt, proceeds and repayment including interest and acquisition costs)				$174,078,075
2.	Deposits and other costs associated with potential oil, natural gas and natural gas liquids acquisitions				-
3.	Repayment of other indebtedness, including interest expense paid				-
4.	Investment and working capital				30,204,251
5.	Fees and expenses of third parties				-
6.	Other				-
Total Application of Net Proceeds to the Partnership					$204,282,326

Index

As of December 31, 2019, there were approximately 11.0 million common units outstanding. As of March 19, 2020, the common units were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2019 of $22.02 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2019. The developed per common unit value range is $21.17 – $22.90. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/19
(unaudited)

Estimated fair value of oil and gas properties	$262,555
Estimated fair value of cash and cash equivalents	14,834
Estimated fair value of other assets and liabilities, net	(1,049)
Estimated fair value of preferred distribution rights above Payout	(33,425)
Estimated fair value of common equity	$242,915

Common units outstanding	11,032

Estimated value per common unit	$22.02

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2019. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2019. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2019. The preferred distribution rights represent the Incentive Distribution Rights and the Dealer Manager Incentive Fees, as defined in the Partnership’s prospectus, which receive a percentage of the excess if any of the proceeds received by the common units from the Partnership’s assets and liabilities exceed $20.00 per common unit (“Payout”). The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

As with any methodology used to estimate value, the methodology employed by the Partnership was based upon several estimates and assumptions that may not be accurate or complete and may not accurately reflect future conditions. The estimates and assumptions underlying the estimated value involve judgments with respect to, among other things, future economic, competitive, regulatory and financial market conditions and future business decisions which may not be realized and that are inherently subject to significant business, economic, competitive and regulatory uncertainties and contingencies, including, among others, risks and uncertainties described in the periodic reports filed by the Partnership with the Securities and Exchange Commission (“SEC”), all of which are difficult to predict and many of which are beyond the control of the Partnership. Further, different parties using different assumptions and estimates could derive a different estimated value per common unit, which could be significantly different from the Partnership’s estimated value per common unit.

Index

The estimated per common unit value does not represent: (i) the amount at which the Partnership’s common units would trade on a national securities exchange, (ii) the amount a limited partner would obtain if he or she tried to sell his or her common units or (iii) the amount limited partners would receive if the Partnership liquidated its assets and distributed the proceeds after paying all expenses and liabilities. Accordingly, with respect to the estimated value per common unit, the Partnership can give no assurance that:

•	a limited partner would be able to resell his or her common units at this estimated value;
•

a limited partner would ultimately realize distributions per common unit equal to the estimated value per common unit upon liquidation of the Partnership’s assets and settlement of its liabilities or a sale of the Partnership (in part because estimated values do not necessarily indicate the price at which individual assets or the Partnership could be sold, oil and gas property values fluctuate and change, and the estimated value may not take into account the expenses associated with such a sale);

•	the Partnership’s common units would trade at a price equal to or greater than the estimated value per common unit if they were listed on a national securities exchange;
•

the methodology used to estimate the value per common unit would be acceptable to FINRA or for compliance with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs; or

•	any or all of the assumptions used in estimating the value per common unit will prove to be accurate or complete.

The estimated value reflects the fact that the estimate was calculated as of a point in time. The value of the Partnership’s common units will likely change over time and will be influenced by changes to the value of individual assets, changes in the oil and gas industry, as well as changes and developments in the energy and capital markets. The Partnership does not intend to update or otherwise revise the above information to reflect circumstances existing after the date when made or to reflect the occurrence of future events, even in the event that any or all of the assumptions underlying the information are no longer appropriate.

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 14 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2020, which ranges from $59.26 per barrel to $51.29 per barrel as of January 1, 2020 to December 31, 2024, and an increase of 3% thereafter with price cap at $100.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2020, which ranges from $2.27 per Mcf to $2.71 per Mcf as of January 1, 2020 to December 31, 2024, and an increase of 3% thereafter with price cap of $6.00 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
o	Weighted average oil differential of $6.38 per barrel of oil
o	Weighted average natural gas differential of $4.38 per Mcf of natural gas
o	Natural gas liquids (NGL) pricing determined using weighted average of 8.7% of NYMEX oil price
o	Weighted average natural gas shrink of 38.9%
o	Weighted average NGL yield of 132.10 barrels per MMcf of wet gas
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
o	Proved developed producing (PDP) assets – 5.0%
o	Proved developed non-producing (PDNP) assets – 10.0%
o	Proved undeveloped (PUD) assets to be drilled within five years – 30.0%
o	Proved undeveloped (PROB) assets to be drilled between five and ten years – 40.0%
o	Proved undeveloped (POSS) assets to be drilled after ten years – 60.0%
o	Proved developed and undeveloped non-consent assets – 50.0%
•	Expenses per well estimated at $7.00 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated between approximately $6.0 and $8.0 million per well, depending upon length of the well

Index

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $0.75 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $0.88 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $0.84 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $0.85 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.64 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.64 per common unit, all other assumptions remaining the same.

Incentive Distribution Rights and Dealer Manager Incentive Fees

The General Partner received the Incentive Distribution Rights upon closing of the minimum offering in July 2017. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold in the Partnership’s best-efforts offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

Index

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.396164 per common unit, or $7.0 million.

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

Overview

Energy Resources 12, L.P. (the “Partnership”) was formed as a Delaware limited partnership. The general partner is Energy Resources 12 GP, LLC (the “General Partner”). The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership began offering common units of limited partner interest (the “common units”) on a best-efforts basis on May 17, 2017, the date the Partnership’s initial Registration Statement on Form S-1 (File No. 333-216891) was declared effective by the Securities and Exchange Commission. The Partnership completed its best-efforts offering on October 24, 2019. Total common units sold were approximately 11.0 million for gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers.

The Partnership was formed to acquire primarily oil and gas properties located onshore in the United States. On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Williston Basin of North Dakota, acquiring, at closing, non-operated working interests in producing wells and in-process wells, along with additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), for $87.5 million, subject to customary adjustments. On August 31, 2018, the Partnership closed on its second asset purchase (“Acquisition No. 2”), acquiring an additional non-operated working interest in the Bakken Assets for $82.5 million, subject to customary adjustments. Prior to these acquisitions, the Partnership owned no oil and natural gas assets. The Partnership utilized proceeds from its best-efforts offering and available financing to close on the acquisitions. See further discussion below under Liquidity and Capital Resources.

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2019, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.8% non-operated working interest in 332 currently producing wells, an estimated approximate 2% non-operated working interest in 20 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns, such as the COVID-19 coronavirus outbreak in early 2020; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Index

The following table lists average NYMEX prices for oil and natural gas for the periods defined below:

	Year Ended December 31,	Eleven Months ended December 31,	Percent Change
	2019	2018
Average market closing prices (1)
Oil (per Bbl)	$56.96	$65.07	-12.5%
Natural gas (per Mcf)	$2.56	$3.09	-17.2%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. Dependent on available cash flow, the Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites. Since September 1, 2017, the effective date of Acquisition No. 1, the Partnership has participated in the drilling of 153 wells.

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the year ended December 31, 2019. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $49.42 per barrel of oil, $(1.61) per MMcf of natural gas and $2.74 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $59.56 per barrel of oil, $2.43 per MMcf of natural gas and $20.25 per barrel of NGL.

Index

Results of Operations

The Partnership closed on Acquisition No. 1 on February 1, 2018 and Acquisition No. 2 on August 31, 2018, respectively. As a result, the comparability of results for the years ended December 31, 2019 and 2018, as discussed below, are impacted by these transactions. Other than the payment of fees and expenses described herein, the Partnership had no other operations prior to the acquisition of the Bakken Assets.

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures. The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	Percent of Revenue	2018	Percent of Revenue	Percent Change
Total revenues	$64,430,817	100.0%	$25,721,036	100.0%	150.5%
Production expenses	17,027,589	26.4%	5,694,187	22.1%	199.0%
Production taxes	5,772,463	9.0%	2,293,761	8.9%	151.7%
Depreciation, depletion, amortization and accretion	17,203,330	26.7%	4,928,439	19.2%	249.1%
General, administration and other expense	2,323,230	3.6%	1,614,910	6.3%	43.9%

Sold production (BOE):
Oil	1,129,951		405,581		178.6%
Natural gas	141,508		53,240		165.8%
Natural gas liquids	126,760		42,329		199.5%
Total	1,398,219		501,150		179.0%

Average sales price per unit:
Oil (per Bbl)	$54.11		$58.66		-7.8%
Natural gas (per Mcf)	2.36		3.30		-28.5%
Natural gas liquids (per Bbl)	10.09		20.73		-51.3%
Combined (per BOE)	46.08		51.32		-10.2%

Average unit cost per BOE:
Production expenses	12.18		11.36		7.2%
Production taxes	4.13		4.58		-9.8%
Depreciation, depletion, amortization and accretion	12.30		9.83		25.1%

Capital expenditures	$32,179,357		$15,420,911

Oil, Natural Gas and NGL Sales

For the year ended December 31, 2019, revenues for oil, natural gas and NGL sales were $64.4 million. Revenues for the sale of crude oil were $61.1 million, which resulted in a realized price of $54.11 per barrel. Revenues for the sale of natural gas were $2.0 million, which resulted in a realized price of $2.36 per Mcf. Revenues for the sale of NGLs were $1.3 million, which resulted in a realized price of $10.09 per BOE. For the eleven months from February 1, 2018 to December 31, 2018, revenues for oil, natural gas and NGL sales were $25.7 million. Revenues for the sale of crude oil were $23.8 million, which resulted in a realized price of $58.66 per barrel. Revenues for the sale of natural gas were $1.1 million, which resulted in a realized price of $3.30 per Mcf. Revenues for the sale of NGLs were $0.9 million, which resulted in a realized price of $20.73 per BOE of production. Average realized prices in the fourth quarter of 2019 were approximately $52.12 per barrel of oil, $2.23 per Mcf of natural gas and $11.77 per BOE of NGL, compared to the fourth quarter of 2018 prices of approximately $50.56 per barrel of oil, $3.91 per Mcf of natural gas and $18.20 per BOE of NGL.

Index

The Partnership’s results during 2019 were positively impacted by the completion of 75 wells by the Partnership’s operators during 2019 and a total of 133 new wells completed since the effective date of Acquisition No. 1, which contributed to increases in the Partnership’s sold production volumes of oil, natural gas and NGL during 2019 when compared to 2018. The Partnership’s sold production for the Bakken Assets was approximately 4,700 BOE per day for the fourth quarter of 2019 and approximately 3,800 BOE per day for the year ended December 31, 2019. The Partnership’s sold production for the Bakken Assets was approximately 2,175 BOE per day for the fourth quarter of 2018. If the Partnership had completed Acquisitions No. 1 and No. 2 on January 1, 2018, the Partnership estimates sold production for the Bakken Assets would have been approximately 2,250 BOE per day for the year ended December 31, 2018. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

Sold production increases realized during 2019 were partially offset by the Partnership’s realized sales prices for oil, natural gas and NGL, which were negatively impacted by decreases in commodity prices for oil, natural gas and NGLs, in comparison to 2018. In addition, realized sales prices for natural gas and NGLs were also negatively impacted in 2019 due to processing and transportation constraints, discussed below in Production Expenses, as product leaves the Bakken basin.

Production is dependent on the investment in existing wells and the development of new wells. As noted above, the Partnership will experience natural production declines in the months following the completion of new wells. As further discussed in Liquidity and Capital Resources: Oil and Natural Gas Properties below, the Partnership has 20 wells currently in various stages of drilling and completion and therefore, expects production volume to increase in conjunction with the completion of those wells. However, if the Partnership or its operators are unable or it is not cost beneficial to continue to invest in existing wells or develop new wells, production will decline.

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

For the year ended December 31, 2019 and for the eleven months from February 1, 2018 to December 31, 2018, production expenses were $17.0 million and $5.7 million, and production expenses per BOE of sold production were $12.18 and $11.36, respectively. Production expenses for the fourth quarters of 2019 and 2018 were $5.9 million and $2.5 million, respectively, and production expenses per BOE of production were $13.58 and $12.40, respectively.

Higher costs for gathering, processing, transporting and marketing the natural gas and NGL products along with higher workover expenses to maintain well performance contributed to the increase in the Partnership’s production expenses per BOE during the fourth quarter and year ended December 31, 2019, when compared to the same periods in 2018.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the year ended December 31, 2019 and for the eleven months from February 1, 2018 to December 31, 2018 were $5.8 million (9% of revenue) and $2.3 million (9% of total revenue), respectively. Production taxes for the fourth quarters of 2019 and 2018 were $1.6 million (9% of revenue) and $0.8 million (9% of total revenue), respectively.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the year ended December 31, 2019 and for the eleven months from February 1, 2018 to December 31, 2018 was $17.2 million and $4.9 million, respectively, and DD&A per BOE of production was $12.30 and $9.83, respectively. DD&A for the fourth quarters of 2019 and 2018 was $5.9 million and $1.9 million, respectively, and DD&A per BOE of production was $13.63 and $9.43, respectively.

Index

The increase in DD&A expense per BOE of production during the fourth quarter and year ended December 31, 2019, compared to the same periods of 2018, is primarily due to the Partnership’s investment in new wells. As discussed above, the Partnership’s operators completed 75 wells in 2019.

General, Administrative and Other Expense

The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees. General and administrative costs for the years ended December 31, 2019 and 2018 were $2.3 million and $1.6 million, respectively. General and administrative expenses for the year ended December 31, 2019 exceeded those of the prior year due to the Partnership raising funds through its best-efforts offering (increases in funds raised increased the management fee due to the General Partner) as well as an increase in accounting, consulting and advisory fees resulting from Acquisitions No. 1 and No. 2 completed in February and August 2018, respectively.

Interest Expense, net

Interest expense, net, for the years ended December 31, 2019 and 2018 was $1.6 million and $1.7 million, respectively. The primary components of Interest expense, net, during 2019 and 2018 was the interest expense incurred on the Partnership’s revolving credit facility and the amortization of deferred loan costs discussed above (prior to extinguishment of the credit facility in November 2019).

Loss on Extinguishment of Debt

In November 2019, upon the termination of its revolving credit facility, the Partnership recognized a loss on extinguishment of approximately $1.0 million related to its remaining unamortized deferred loan costs associated with the origination of its credit facility and was recorded as Loss on extinguishment of debt.

Gain (Loss) on Derivatives

Periodically, the Partnership enters into derivative contracts with the objective to manage the commodity price risk on future oil and natural gas production. The Partnership’s net loss on derivative instruments for the year ended December 31, 2019 was approximately $1.1 million, comprised of (i) $1.1 million in mark-to-market losses and (ii) $56,000 in net losses on settled derivatives during the year. The Partnership’s recognized net loss on settled derivatives of $56,000 represented (i) 326,000 produced barrels of oil, resulting in net losses of $0.24 per barrel of oil and (ii) 230,000 Mcf of produced natural gas, resulting in gains of $0.10 per Mcf of natural gas. The Partnership’s derivative contracts tied to oil production that expired during the first and third quarters of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

Based upon the estimated fair value of the derivative contract as of December 31, 2018, the Partnership recorded a mark-to-market gain of approximately $0.9 million. The mark-to-market gain recorded by the Partnership did not represent an actual settlement and no payment was received from the counterparty in 2018. There were no gains or losses on the Partnership’s hedge settlements in 2018.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production as of December 31, 2019.

	Costless Collar Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
01/2020 - 06/2020	107,000	45.00 / 61.20

Index

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; (v) (gain)/loss on the mark-to-market of derivative instruments; and (vi) loss on the extinguishment of debt, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income (loss), operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income	$18,340,788	$10,366,029
Interest expense, net	1,620,953	1,703,327
Depreciation, depletion, amortization and accretion	17,203,330	4,928,439
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	1,086,944	(879,617)
Loss on extinguishment of debt	999,172	-
Adjusted EBITDAX	$39,251,187	$16,118,178

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in October 2019 and extinguishment of the Partnership’s revolving credit facility in November 2019 (discussed below), the Partnership’s principal source of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing capital expenditures discussed below. Although the Partnership did extinguish its revolving credit facility in November 2019, the Partnership may utilize available financing for future capital expenditures. If the Partnership’s cash on-hand and cash flow from operations decreases, it may be unable to pay distributions or participate in the drilling programs as proposed by the operators of the Bakken Assets.

Financing

On January 16, 2018, the Partnership entered into a loan agreement with Bank of America, N.A. (“BOA”), which provided for an unsecured term loan (the “Term Loan”) of $25 million. The Term Loan was paid in full and extinguished in December 2018. Interest was payable monthly, and the Term Loan bore interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) plus a margin of 2.00%. The Term Loan proceeds were used in closing on Acquisition No. 1, as described above. Glade M. Knight and David S. McKenney, the General Partner’s Chief Executive Officer and Chief Financial Officer, respectively, had guaranteed repayment of the Term Loan and did not receive any consideration in exchange for providing this guarantee.

Index

On August 31, 2018, the Partnership entered into a loan agreement (“Loan Agreement”) with Simmons Bank, as administrative agent and the lenders party thereto, which provided for a revolving credit facility (“Credit Facility”) with an initial commitment amount of $60 million. On November 26, 2019, the Partnership elected to terminate the Loan Agreement, which extinguished the Credit Facility and terminated the related mortgage secured by the Partnership’s non-operating working interests in the Bakken Assets. At the date of termination, the Partnership had no outstanding borrowings on the Loan Agreement. Early termination of the Loan Agreement did not require payment of any early termination penalties. The interest rate was equal to LIBOR plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. The Credit Facility proceeds of $60.0 million borrowed at closing were used to fund the purchase of Acquisition No. 2, as described above.

Partners’ Equity

The Partnership completed its best-efforts offering of common units on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

Under the agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

Distributions

Prior to “Payout,” which is defined below, all distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Managing Dealer, until Payout occurs.

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

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.396164 per common unit, or $7.0 million. The Partnership generated $36.3 million and $10.8 million in cash flow from operations for the years ended December 31, 2019 and 2018.

The Partnership’s ability to maintain the current distribution of $1.40 per common unit per year will be based on its ability to maintain or increase cash flow from operating activities. While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current rate.

Index

Oil and Gas Properties

The Partnership incurred approximately $32.2 million and $15.4 million, respectively, in capital expenditures for the year ended December 31, 2019 and for the period from February 1, 2018 to December 31, 2018. The Partnership expects to invest approximately $15 to $20 million in capital expenditures during 2020, including approximately $1.0 million in capital expenditures to complete the 20 wells in process at December 31, 2019. In addition to the estimated capital expenditures in 2020, the Partnership anticipates that it may be obligated to invest an additional $55 to $60 million in drilling capital expenditures from 2021 through 2024 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2020. Current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash on hand and cash generated by operating activities. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well and would be subject to a non-consent penalty.

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

Index

Oil and Natural Gas Properties

The Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

Impairment

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of the properties exceeds the sum of the estimated undiscounted future net cash flows, the Partnership recognizes an impairment expense equal to the difference between the carrying value and the fair value of the properties, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. Where probable and possible reserves exist, an appropriately risk adjusted amount of these reserves is included in the impairment evaluation. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

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

Subsequent Events

In January 2020, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In February 2020, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, Partners’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Richmond, Virginia

March 19, 2020

Index

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$14,834,452	$9,682,402
Oil, natural gas and natural gas liquids revenue receivable	8,186,604	3,431,064
Derivative asset	-	644,786
Total Current Assets	23,021,056	13,758,252

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $21,955,397 and $4,889,806, respectively	197,498,771	182,078,667
Derivative asset - noncurrent	-	234,831
Other assets, net	-	1,512,941
Total Assets	$220,519,827	$197,584,691

Liabilities
Accounts payable and accrued expenses	$8,835,537	$11,488,175
Due to related parties	217,209	212,117
Derivative liability	207,327	-
Total Current Liabilities	9,260,073	11,700,292

Revolving credit facility	-	39,500,000
Asset retirement obligations	570,795	383,255
Total Liabilities	9,830,868	51,583,547

Partners’ Equity
Limited partners' interest (11,031,579 and 7,857,359 common units issued and outstanding, respectively)	210,689,174	146,001,359
General partner's interest	(215)	(215)
Total Partners’ Equity	210,688,959	146,001,144

Total Liabilities and Partners’ Equity	$220,519,827	$197,584,691

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Revenues
Oil	$61,146,651	$23,790,225
Natural gas	2,005,423	1,053,135
Natural gas liquids	1,278,743	877,676
Total revenue	64,430,817	25,721,036

Operating costs and expenses
Production expenses	17,027,589	5,694,187
Production taxes	5,772,463	2,293,761
General and administrative expenses	2,323,230	1,614,910
Depreciation, depletion, amortization and accretion	17,203,330	4,928,439
Total operating costs and expenses	42,326,612	14,531,297

Operating income	22,104,205	11,189,739

Interest expense, net	(1,620,953)	(1,703,327)
Loss on extinguishment of debt	(999,172)	-
Gain (loss) on derivatives	(1,143,292)	879,617
Total other expense, net	(3,763,417)	(823,710)

Net income	$18,340,788	$10,366,029

Basic and diluted net income per common unit	$1.92	$2.04

Weighted average common units outstanding - basic and diluted	9,555,311	5,091,922

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2017	3,191,231	$55,045,742	$(215)	$55,045,527
Net proceeds from issuance of common units	4,666,128	87,634,447	-	87,634,447
Distributions declared and paid to common units ($1.396164 per common unit)	-	(7,044,859)	-	(7,044,859)
Net income	-	10,366,029	-	10,366,029
Balances - December 31, 2018	7,857,359	146,001,359	(215)	146,001,144
Net proceeds from issuance of common units	3,174,220	59,633,446	-	59,633,446
Distributions declared and paid to common units ($1.396164 per common unit)	-	(13,286,419)	-	(13,286,419)
Net income	-	18,340,788	-	18,340,788
Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Cash flow from operating activities:
Net income	$18,340,788	$10,366,029

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	17,203,330	4,928,439
(Gain) loss on mark-to-market of derivatives	1,086,944	(879,617)
Loss on extinguishment of debt	999,172	-
Non-cash expenses, net	513,770	189,118

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	(4,755,540)	(4,683,138)
Due to related parties	5,092	(346,506)
Accounts payable and accrued expenses	2,692,642	1,256,020

Net cash flow provided by operating activities	36,086,198	10,830,345

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(1,367,256)	(161,249,883)
Additions to oil and natural gas properties	(36,408,112)	(5,144,076)

Net cash flow used in investing activities	(37,775,368)	(166,393,959)

Cash flow from financing activities:
Cash paid for loan costs	-	(1,702,059)
Proceeds from term loan	-	25,000,000
Payments on term loan	-	(25,000,000)
Proceeds from advance from member of general partner	-	7,000,000
Payments on advance from member of general partner	-	(7,000,000)
Net proceeds from (payments on) revolving credit facility	(39,500,000)	39,500,000
Net proceeds related to issuance of common units	59,627,639	87,633,206
Distributions paid to limited partners	(13,286,419)	(7,044,859)

Net cash flow provided by financing activities	6,841,220	118,386,288

Increase (decrease) in cash and cash equivalents	5,152,050	(37,177,326)
Cash and cash equivalents, beginning of period	9,682,402	46,859,728

Cash and cash equivalents, end of period	$14,834,452	$9,682,402

Interest paid	$1,170,811	$1,557,862

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$6,048,081	$10,276,836

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2019

Note 1.  Partnership Organization

Energy Resources 12, L.P. (together with its wholly-owned subsidiary, the “Partnership”) was formed as a Delaware limited partnership. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership began offering common units of limited partner interest (the “common units”) on a best-efforts basis on May 17, 2017, the date the Securities and Exchange Commission (“SEC”) declared the offering effective. As of July 25, 2017, the Partnership completed the sale of the minimum offering of 1,315,790 common units. The subscribers to the common units were admitted as Limited Partners of the Partnership at the initial closing of the offering, and the Partnership admitted additional Limited Partners monthly through the completion of its offering on October 24, 2019. The Partnership sold approximately 11.0 million common units for gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million. The proceeds from the sale of the common units have been used to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties.

As of December 31, 2019, the Partnership owned an approximate 5.8% non-operated working interest in 332 currently producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 2% non-operated working interest in 20 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership. David Lerner Associates, Inc. (the “Managing Dealer”), was the dealer manager for the offering of the common units.

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

Property and Depreciation, Depletion and Amortization

The Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities.

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

Impairment

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future reserves that will be produced from a field, the timing of this future production, future costs to produce the oil, natural gas and natural gas liquids and future inflation levels. If the carrying amount of the properties exceeds the sum of the estimated undiscounted future net cash flows, the Partnership recognizes an impairment expense equal to the difference between the carrying value and the fair value of the properties, which is estimated to be the expected present value of the future net cash flows. Estimated future net cash flows are based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. Where probable and possible reserves exist, an appropriately risk adjusted amount of these reserves is included in the impairment evaluation. The underlying commodity prices used in the determination of estimated future net cash flows are based on NYMEX forward strip prices at the end of the period, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believes will impact realizable prices. Future operating costs estimates, including appropriate escalators, are also developed based on a review of actual costs by field or area. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted future cash flows and could indicate a property impairment.

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2019, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible. For the year ended December 31, 2019, the Partnership’s oil, natural gas and NGL sales were through 14 operators and approximately 91% of the Partnership’s total revenue was generated through sales by four operators. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2019 and 2018 relating to the Partnership’s asset retirement obligations:

Balance as of January 1, 2018	$-
Liabilities incurred on February 1, 2018 (Acquisition No. 1)	133,155
Liabilities incurred on August 31, 2018 (Acquisition No. 2)	170,823
Well additions	40,644
Accretion	38,633
Balance as of December 31, 2018	383,255
Well additions	49,801
Accretion	20,607
Revisions (1)	117,132
Balance as of December 31, 2019	$570,795

(1)

During 2019, six wells owned by the Partnership were shut-in by the Partnership’s operators. Revisions to the asset retirement obligations represent the full accretion of these six wells due to the reduction in the estimated life of the wells.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2019 and 2018, there were no such costs accrued.

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

Net Income per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2019 and 2018. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 7) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets as right-of-use assets and lease liabilities. The Partnership concluded there is no material impact to the Partnership’s consolidated financial statements and related disclosures. The Partnership adopted this standard as of January 1, 2019.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $87.5 million, and customary adjustments and capitalized transaction costs. The Partnership adjusted the purchase price of Acquisition No. 1, as set forth in the purchase agreement, to reflect the customary settlement of operating revenues and expenses received or paid by the seller on the Partnership’s behalf between the effective date of September 1, 2017 and the closing date of February 1, 2018. The net impact of the purchase price adjustments was a decreased to the purchase price of the asset of approximately $2.1 million. The Partnership accounted for Acquisition No. 1 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. These acquisition-related costs included, but were not limited to, fees for advisory and consulting (discussed below), due diligence, legal, accounting, engineering and environmental review services. The capitalized acquisition-related costs for Acquisition No. 1 totaled approximately $5.0 million. The Partnership also recorded an asset retirement obligation liability of approximately $0.1 million in conjunction with this acquisition.

Index

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

On August 31, 2018, the Partnership completed its second purchase (“Acquisition No. 2”) of an additional non-operated working interest in the Bakken Assets for approximately $82.5 million, and customary adjustments and capitalized transaction costs. The Partnership adjusted the purchase price of Acquisition No. 2 to reflect the customary settlement of operating revenues and expenses received or paid by the seller on the Partnership’s behalf between the effective date of March 1, 2018 and the closing date of August 31, 2018. The net impact of the purchase price adjustments was a decrease to the purchase price of the asset of approximately $4.3 million. The Partnership accounted for Acquisition No. 2 as a purchase of a group of similar assets, and therefore capitalized transaction costs associated with this acquisition. The capitalized acquisition-related costs, which included but were not limited to those listed above, for Acquisition No. 2 totaled approximately $2.9 million. The Partnership also recorded an asset retirement obligation liability of approximately $0.2 million in conjunction with this acquisition.

Acquisition No. 2 was funded using proceeds from the Partnership’s best-efforts offering and proceeds from a line of credit of $60.0 million (discussed below in Note 4. Debt). The credit facility was terminated and extinguished in November 2019.

In November 2017, the Partnership engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting the Partnership through closing and post-closing of Acquisition No. 1. In the first quarter of 2018, the Partnership paid REI a total of approximately $5.3 million for its advisory and consulting services related to Acquisition No. 1. Of the $5.3 million paid to REI, approximately $4.7 million of these services related to Acquisition No. 1 were capitalized as part of the acquisition costs described above. In June 2018, the Partnership re-engaged REI to perform advisory and consulting services and support the Partnership through closing and post-closing of Acquisition No. 2, including assistance with due diligence and obtaining financing for Acquisition No. 2. In the third quarter of 2018, the Partnership paid REI a total of $4.1 million for its advisory and consulting services related to Acquisition No. 2. Of the $4.1 million, approximately $2.7 million of these services related to Acquisition No. 2 were capitalized as part of the acquisition costs described above. The remaining $1.4 million was capitalized as deferred loan costs and were being amortized over the life of the revolving credit facility described in Note 4. Debt.

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

Index

The following unaudited pro forma financial information for the year ended December 31, 2018 has been prepared as if Acquisitions No.1 and No. 2 of the Bakken Assets had occurred on January 1, 2018. The unaudited pro forma financial information was derived from the historical statements of operations of the Partnership and the historical financial statements of the sellers of the Bakken Assets. The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition of the Bakken Assets and related financings occurred on the basis assumed above, nor is such information indicative of the Partnership’s expected future results of operations.

Year Ended December 31, 2018
(Unaudited)

Revenues	$43,067,089
Net income	$20,511,627

As of December 31, 2019, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.8% non-operated working interest in 332 currently producing wells, and an estimated approximate 2% non-operated working interest in 20 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2019, the Partnership has participated in the drilling of 153 wells, of which 133 have been completed and 20 wells are in various stages of completion at December 31, 2019. The Partnership incurred approximately $32.2 million and $15.4 million in capital drilling and completion costs for the year ended December 31, 2019 and for the period from February 1, 2018 to December 31, 2018, respectively. The Partnership anticipates approximately $1.0 million of capital expenditures to be incurred in first half of 2020 to complete the 20 wells in various stages of completion at December 31, 2019; however, actual capital expenditures incurred may exceed this range.

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

Index

On August 31, 2018, the Partnership entered into a loan agreement (“Loan Agreement”) with Simmons Bank, as administrative agent and the lenders party thereto, which provided for a revolving credit facility (“Credit Facility”) with an initial commitment amount of $60 million. On November 26, 2019, the Partnership elected to terminate the Loan Agreement, which extinguished the Credit Facility and terminated the related mortgage secured by the Partnership’s non-operating working interests in the Bakken Assets. At the date of termination, the Partnership had no outstanding borrowings on the Loan Agreement. Early termination of the Loan Agreement did not require payment of any early termination penalties. The interest rate was equal to LIBOR plus a margin ranging from 2.75% to 3.75%, depending upon the Partnership’s borrowing base utilization, as calculated under the terms of the Loan Agreement. The Credit Facility proceeds of $60.0 million borrowed at closing were used to fund the purchase of Acquisition No. 2, as described above, and pay closing costs.

In conjunction with Acquisition No. 2 and the closing on the Loan Agreement, the Partnership capitalized $1.7 million of deferred loan costs, and the Partnership was amortizing these loan costs over the life of the Credit Facility to its maturity date of August 31, 2021. In November 2019, upon the termination of the Credit Facility, the Partnership expensed the remaining unamortized deferred loan costs and recorded a Loss on extinguishment of debt of $1.0 million on the Partnership’s consolidated statement of operations.

As of December 31, 2018, the Partnership’s outstanding balance on its revolving credit facility was $39.5 million, which approximated its fair market value. The Partnership estimated the fair value of its note payable by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2019 and 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018.

	Year Ended December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(207,327)	$-
Total	$-	$(207,327)	$-

Index

	Year Ended December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$644,786	$-
Commodity derivatives - noncurrent assets	-	234,831	-
Total	$-	$879,617	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet as Derivative liability at December 31, 2019 and Derivative asset at December 31, 2018. See additional detail in Note 6. Risk Management.

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

Note 6. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices. In December 2018 and March 2019, the Partnership entered into derivative contracts to hedge a portion of the Partnership’s anticipated future oil and gas production through September 2020 with two counterparties to reduce the effect of volatility in commodity price changes and provide a base level of cash flow from operations.

The Partnership has used costless collar derivative contracts, which establish floor and ceiling prices on future anticipated oil production. While the use of these derivative instruments limits the downside risk of adverse price movement, they may also limit future revenues from favorable price movement. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts are settled monthly. All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As of December 31, 2019, the Partnership’s derivative instruments with its remaining counterparty were in a loss position; therefore, a liability of approximately $0.2 million, which approximates its fair value, was recognized as a Derivative liability (current) on the Partnership’s consolidated balance sheet as of December 31, 2019. As of December 31, 2018, the Partnership’s derivative instruments were in a net gain position; therefore, an asset of approximately $0.9 million, which approximates its fair value, was recognized as a Derivative asset (current and noncurrent) on the Partnership’s consolidated balance sheet as of December 31, 2018.

The fair value of the Derivative liability at December 31, 2019 and Derivative asset at December 31, 2018 was determined based on Level 2 inputs as defined under the fair value hierarchy. The Partnership determined the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually-required payments. Additionally, the Partnership considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. See additional discussion above in Note 5. Fair Value of Financial Instruments.

Index

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements on matured derivative instruments and non-cash gains or losses on open derivative instruments for the years ended December 31, 2019 and 2018. The net settlement loss on matured derivatives for the year ended December 31, 2019 reflects gains and losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price, and also includes the $22,500 gain on certain contracts that were terminated. Non-cash gains or losses below represent the change in fair value of derivative instruments which were held at period-end.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Settlement loss on matured derivatives, net	$(56,348)	$-
Gain (loss) on mark-to-market of derivatives	(1,086,944)	879,617
Gain (loss) on derivatives	$(1,143,292)	$879,617

The following table reflects the open costless collar instruments as of December 31, 2019.

Settlement Period	Basis	Oil (Barrels)	Floor / Ceiling Prices ($)	Fair Value of Liability at December 31, 2019
01/01/20 - 06/30/20	NYMEX	107,000	45.00 / 61.20	(207,327)

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

Note 7.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below) and has been and will be reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

The Partnership completed its best-efforts offering of common units as of the close of business on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

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

Prior to “Payout,” which is defined below, all distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Managing Dealer, until Payout occurs.

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

For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million. For the year ended December 31, 2018, the Partnership paid distributions of $1.396164 per common unit, or $7.0 million.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds as of December 31, 2019, the management fee paid to the General Partner for the year ended December 31, 2019 was approximately $1.0 million. The management fee paid to the General Partner for the year ended December 31, 2018 was approximately $537,000. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the years ended December 31, 2019 and 2018, approximately $414,000 and $402,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2019 and 2018, approximately $133,000 and $135,000, respectively, was due to a member of the General Partner and is included in Due to related parties in the consolidated balance sheets.

As discussed in Note 3. Oil and Gas Investments, in January 2018, the Partnership received an advance of $7.0 million from a member of the General Partner to partially fund Acquisition No. 1. The Partnership repaid a member of the General Partner in full in May 2018. The advance did not bear interest and the member of the General Partner did not receive any compensation for the advance. As discussed in Note 4. Debt, the Chief Executive Officer and Chief Financial Officer of the Partnership’s General Partner had guaranteed repayment of the Term Loan with Bank of America. Neither the Chief Executive Officer nor the Chief Financial Officer received any consideration in exchange for providing the guarantee on either loan.

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

The cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the years ended December 31, 2019 and 2018, approximately $285,000 and $252,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At December 31, 2019 and 2018, approximately $85,000 and $77,000, respectively, was due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets.

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

Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2019 and 2018 is as follows:

	2019	2018
Producing properties	$148,370,378	$116,487,297
Non-producing	71,083,790	70,481,176
	219,454,168	186,968,473
Accumulated depreciation, depletion and amortization	(21,955,397)	(4,889,806)
Net capitalized costs	$197,498,771	$182,078,667

For the years ended December 31, 2019 and 2018, the Partnership incurred the following costs in oil and natural gas producing activities:

	2019	2018
Property acquisition costs	$256,536	$171,506,918
Development costs	32,229,159	15,461,555
	$32,485,695	$186,968,473

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2019 and 2018.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2019 and 2018 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
January 1, 2018	-	-	-	-
Acquisition, February 1, 2018 (1)	9,717,859	4,957,715	712,913	11,257,058
Acquisition, August 31, 2018 (2)	10,298,392	4,779,497	696,600	11,791,575
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (3)	653,770	545,023	124,901	869,507
Production (February 1, 2018 to December 31, 2018)	(405,581)	(319,445)	(42,329)	(501,150)
December 31, 2018	20,264,440	9,962,790	1,492,085	23,416,990
Acquisition	-	-	-	-
Extensions, discoveries and other additions (4)	94,703	50,978	7,664	110,863
Revisions of previous estimates (5)	(1,047,353)	(395,183)	50,422	(1,062,795)
Production	(1,129,951)	(849,047)	(126,760)	(1,398,219)
December 31, 2019	18,181,839	8,769,538	1,423,411	21,066,839

(1)	The Partnership acquired 11,257 MBOE of reserves attributable to producing developed wells and PUDs in conjunction with Acquisition No. 1 (see Note 3. Oil and Gas Investments).

(2)	The Partnership acquired 11,792 MBOE of reserves attributable to producing developed wells and PUDs in conjunction with Acquisition No. 2 (see Note 3. Oil and Gas Investments).

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

(4)	In 2019, extensions, discoveries and other additions of 111 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(5)

Revisions to previous estimates decreased proved reserves by 1,063 MBOE. These revisions result from 804 MBOE of downward adjustments attributable to well performance, 246 MBOE of downward adjustments attributable to changes in the future drill schedule and 13 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2019 to December 31, 2018.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of average price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $49.42 per barrel of oil, $(1.61) per MMcf of natural gas and $2.74 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2018 were $65.56 per barrel of oil and $3.10 per MMcf of natural gas, before price differentials. Including the effect of average price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2018 were $59.56 per barrel of oil, $2.43 per MMcf of natural gas and $20.25 per barrel of NGL.

Index

Net quantities of proved developed and proved undeveloped reserves at December 31, 2019 and 2018 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2018	6,982,216	4,126,780	686,765	8,356,778
December 31, 2019	6,986,035	4,733,090	774,311	8,549,194

Proved undeveloped reserves:
December 31, 2018	13,282,224	5,836,010	805,320	15,060,212
December 31, 2019	11,195,804	4,036,448	649,100	12,517,645

The following details the changes in proved undeveloped reserves (PUD) for 2018 and 2019 (in BOE):

BOE
Proved undeveloped reserves, beginning	-
Proved undeveloped reserves acquired, February 1, 2018 (1)	8,427,708
Proved undeveloped reserves acquired, August 31, 2018 (2)	7,279,846
Revisions of previous estimates (3)	1,252,630
Conversion to proved developed reserves (4)	(1,899,972)
Proved undeveloped reserves, December 31, 2018	15,060,212
Revisions of previous estimates (5)	(401,688)
Extensions, discoveries and other additions (6)	52,367
Conversion to proved developed reserves (7)	(2,193,246)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2019	12,517,645

(1)	The Partnership acquired 8,428 MBOE attributable to PUDs in conjunction with Acquisition No. 1 (see Note 3. Oil and Gas Investments).

(2)	The Partnership acquired 7,280 MBOE attributable to PUDs in conjunction with Acquisition No. 2 (see Note 3. Oil and Gas Investments).

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

(4)

Since the Partnership completed its first acquisition, 56 wells have either been completed or are in-process by the Partnership’s operators (the in-process wells converted were substantially complete and required relatively minor costs to bring to production). This development led to 1,900 MBOE of PUDs being converted to proved developed reserves from February 1, 2018 to December 31, 2018.

(5)

The annual review of the PUDs resulted in a negative revision of approximately 402 MBOE. This revision was the result of 246 MBOE of downward adjustments attributable to changes in the future drill schedule, 147 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2018 to December 31, 2019, and 9 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2019 to December 31, 2018.

(6)	In 2019, extensions, discoveries and other additions of 52 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(7)

The Partnership converted 38 wells to proved developed reserves during 2019 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 2,193 MBOE.

Index

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

	2019	2018
	(in thousands)	(in thousands)

Future cash inflows	$888,271	$1,256,302
Future production costs	(244,165)	(342,615)
Future development costs	(88,056)	(102,210)
Future net cash flows	556,050	811,477
10% annual discount	(312,901)	(440,982)
Standardized measure of discounted future net cash flows	$243,149	$370,495

Changes in the standardized measure of discounted future net cash flows are as follows:

	2019	2018
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$370,495	$-
Changes resulting from:
Acquisition of reserves	-	273,568
Extensions, discoveries and other additions	1,093	-
Sales of oil, natural gas and NGLs, net of production costs	(41,631)	(17,733)
Net changes in prices and production costs	(97,776)	71,883
Development costs incurred during the period	32,229	15,462
Revisions to previous estimates	(40,287)	11,491
Accretion of discount	37,101	15,174
Change in estimated future development costs	(18,075)	650
Standardized measure of discounted future net cash flows	$243,149	$370,495

Index

Note 10.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2019 and 2018. Net income per common unit is non-additive in comparison to net income per common unit for each year due to the timing and size of the Partnership’s common unit issuances.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,361,830	$18,832,114	$15,883,884	$18,352,989
Net income	$1,641,943	$8,277,089	$5,680,657	$2,741,099
Basic and diluted net income per common share	$0.20	$0.92	$0.56	$0.25

	2018 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$3,497,079	$7,531,096	$5,503,706	$9,189,155
Net income	$1,288,325	$3,400,535	$2,087,725	$3,589,444
Basic and diluted net income per common share	$0.38	$0.82	$0.37	$0.51

(1)	The Partnership did not acquire its first operating asset until February 1, 2018.

Note 11.  Subsequent Events

In January 2020, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In February 2020, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2019, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2018:

Name	Age	Position
Glade M. Knight	76	Director and Chief Executive Officer
David S. McKenney	57	Director and Chief Financial Officer and Secretary

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

The General Partner receives a management fee for acting as general partner, as defined below. In addition, the Partnership has or will reimburse the General Partner and its affiliates for all general and administrative expenses incurred by the General Partner and its affiliates in managing the Partnership’s business. These costs and expenses will include the direct and indirect costs and expenses of employee compensation, rental, office supplies, travel and entertainment, printing, legal, accounting, advertising, marketing and overhead. The beneficial owners of the General Partner will not be employees of the General Partner and will not receive salary or other compensation from the General Partner or the Partnership other than the reimbursement of third-party costs and expenses, the management fee described below, and with respect to their equity interests in the Partnership.

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

With the Partnership’s closing on the purchase of certain non-operated oil and gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. Based upon the total gross equity proceeds raised from February 1, 2018 to December 31, 2018, the management fee paid to the General Partner for the year ended December 31, 2018 was approximately $537,000. Based upon the total gross equity proceeds raised through the conclusion of the offering on October 24, 2019, the management fee paid to the General Partners for the year ended December 31, 2019 was approximately $1.0 million.

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

Index

Item 11.  Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2019 and 2018, other than the approximate $1.0 million and $537,000 management fee (described above) paid to the General Partner by the Partnership for the years ended December 31, 2019 and 2018, respectively, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2019, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 19, 2020 the beneficial ownership of the common units that are owned by:

●	all persons who, to the knowledge of the management team, beneficially own more than 5% of the Partnership’s common units;
●	each executive officer of the General Partner; and
●	all current directors and executive officers of the General Partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Glade M. Knight 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*

David S. McKenney 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*

Directors and executive officers of the General Partner as a group	10,000	*

* Less than 1% of outstanding common units.

Ownership of the General Partner

The General Partner is a limited liability company. The members of the General Partner and the membership interest owned are as follows:

●	GKOG, LLC, owns a 50% Class A (voting) membership interest in the General Partner. GKOG, LLC is a limited liability company owned by Mr. Knight and members of his immediate family.
●	DMOG, LLC owns a 50% Class A (voting) membership interest in the General Partner. DMOG, LLC is a limited liability company wholly owned by Mr. McKenney and members of his immediate family.

Index

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

General Partner Class A Units

The owners of the members of the General Partner have granted each other the right of first refusal to acquire any interests in the members of the General Partner that the owners propose to sell. If the owners of the members of the General Partner do not exercise the right of first refusal, the purchaser of the owner of the General Partner will have the right to appoint a member to the board of directors, and if a person or group of affiliated persons were to acquire a controlling interest in both of the owners of the General Partner, the person would be able to control the General Partner and the Partnership. The Partnership Agreement does not give the holders of common units the right to cause an owner of the General Partner to exercise its buy-sell right or provide the holders the right to consent to or otherwise approve the transfer by an owner of the General Partner of its membership interest in the General Partner. The General Partner does, however, agree not to permit a change of control of the General Partner to occur. A change of control is defined as a person who is not currently a beneficial owner of the General Partner or a “qualifying owner” becoming the beneficial owner of 50% or more of the membership interest in the General Partner. A qualifying owner generally is defined as the following with respect to the current beneficial owners of the General Partner: conservators, guardians, executors, administrators, and similar persons of any trust, private foundation or custodianship that such beneficial owner, his spouse, lineal descendants or estate is a beneficiary.

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

The General Partner continues to be controlled and managed by the Class A voting units of the General Partner, which are owned by entities controlled by Messrs. Knight and McKenney, the Chief Executive Officer and Chief Financial Officer, respectively, of the General Partner.

Securities Authorized for Issuance under Equity Compensation Plans

The Partnership does not have any equity compensation plans.

Index

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

During the years ended December 31, 2019 and 2018, approximately $414,000 and $402,000 of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2019 and 2018, approximately $133,000 and $135,000 was due to a member of the General Partner.

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Based upon the total gross equity proceeds raised through December 31, 2018, the management fee paid to the General Partner for the year ended December 31, 2018 was approximately $537,000. Based upon the total gross equity proceeds raised through the conclusion of the offering on October 24, 2019, the management fee paid to the General Partners for the year ended December 31, 2019 was approximately $1.0 million.

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

Cost Sharing Agreement

The Chief Executive Officer and Chief Financial Officer of the Partnership’s General Partner are also the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. (“Energy 11”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 to provide access to Energy 11’s personnel and administrative resources. The personnel provide accounting, asset management and other day-to-day management support for the Partnership. The shared day-to-day costs are split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs are based on actual costs incurred with no mark-up or profit for Energy 11. The agreement may be terminated at any time by either party upon 60 days written notice. The officers and members of the Partnership’s General Partner are also officers and members of the general partner of Energy 11. For the years ended December 31, 2019 and 2018, approximately $285,000 and $252,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At December 31, 2019 and 2018, approximately $85,000 and $77,000 was due from the Partnership to Energy 11.

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

Debt guarantees

The Chief Executive Officer and Chief Financial Officer of the Partnership’s General Partner had guaranteed repayment of the Partnership’s term loan with Bank of America to partially fund the Partnership’s first acquisition of North Dakota Assets. Neither the Chief Executive Officer nor the Chief Financial Officer received any consideration in exchange for providing the guarantee on this loan.

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

Index

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2019. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2019 and 2018, fees paid or payable to EY for services performed in connection with the audit of the 2019 financial statements, the audit of the 2019 financial statements, reviews of S-1s and any amendments, SEC comment letters, acquisition audits, issuance of consents and 2019 and 2018 interim reviews are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit fees	$305,000	$232,000
Audit-related fees	—	103,300
Tax fees	—	—
All other fees	—	—
Total	$305,000	$335,300

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2019 and 2018 were approved by the Board of Directors.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018

(iii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2019 and 2018

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

4.1	Description of Securities Registered Under Section 12 of the Exchange Act*
10.1

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
101

The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101

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

Date: March 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 19, 2020
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 19, 2020
David S. McKenney	(principal financial and accounting officer)