Form 10-Q
period 2020-03-31
ENERGY RESOURCES 12, L.P.
filed 2020-05-26
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-55916

Energy Resources 12, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-4805237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
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

As of May 26, 2020, the Partnership had 11,031,579 common units outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Energy Resources 12, L.P. (the “Partnership”) with the Securities and Exchange Commission (the “SEC”) on May 13, 2020, the Partnership relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”) due to circumstances related to COVID-19. The need to address the immediate and evolving impacts of COVID-19 on the Partnership’s business and operations, including impacts to its oil and natural gas properties in North Dakota, increased the demands on the Partnership’s personnel at a time when stay-at-home orders, including in Oklahoma, Texas and Virginia, where the Partnership’s personnel are located, impacted normal working patterns. This slowed the Partnership’s normal quarterly close and financial reporting processes related to its Form 10-Q.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$15,047,213	$14,834,452
Oil, natural gas and natural gas liquids revenue receivable	4,013,593	8,186,604
Derivative asset	1,036,771	-
Total Current Assets	20,097,577	23,021,056

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $26,448,543 and $21,955,397, respectively	195,246,409	197,498,771
Total Assets	$215,343,986	$220,519,827

Liabilities
Accounts payable and accrued expenses	$5,541,449	$8,835,537
Due to related parties	167,747	217,209
Derivative liability	-	207,327
Total Current Liabilities	5,709,196	9,260,073

Asset retirement obligations	581,989	570,795
Total Liabilities	6,291,185	9,830,868

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	209,053,016	210,689,174
General partner's interest	(215)	(215)
Total Partners’ Equity	209,052,801	210,688,959

Total Liabilities and Partners’ Equity	$215,343,986	$220,519,827

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019

Revenues
Oil	$11,087,656	$10,711,687
Natural gas	499,114	391,539
Natural gas liquids	346,126	258,604
Total revenue	11,932,896	11,361,830

Operating costs and expenses
Production expenses	4,899,265	2,613,659
Production taxes	1,040,346	1,006,101
General and administrative expenses	805,508	780,183
Depreciation, depletion, amortization and accretion	4,498,722	2,761,473
Total operating costs and expenses	11,243,841	7,161,416

Operating income	689,055	4,200,414

Interest income (expense), net	19,172	(686,587)
Gain (loss) on derivatives	1,506,088	(1,871,884)
Total other expense, net	1,525,260	(2,558,471)

Net income	$2,214,315	$1,641,943

Basic and diluted net income per common unit	$0.20	$0.20

Weighted average common units outstanding - basic and diluted	11,031,579	8,148,399

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2018	7,857,359	$146,001,359	$(215)	$146,001,144
Net proceeds from issuance of common units	820,004	15,398,132	-	15,398,132
Distributions declared and paid to common units ($0.349041 per common unit)	-	(2,833,574)	-	(2,833,574)
Net income - three months ended March 31, 2019	-	1,641,943	-	1,641,943
Balances - March 31, 2019	8,677,363	$160,207,860	$(215)	$160,207,645

Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2020	-	2,214,315	-	2,214,315
Balances - March 31, 2020	11,031,579	$209,053,016	$(215)	$209,052,801

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019

Cash flow from operating activities:
Net income	$2,214,315	$1,641,943

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	4,498,722	2,761,473
(Gain) loss on mark-to-market of derivatives	(1,244,098)	1,871,884
Other non-cash expenses, net	-	141,838

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	4,173,011	(1,517,486)
Due to related parties	(49,462)	161,172
Accounts payable and accrued expenses	(341,671)	375,083

Net cash flow provided by operating activities	9,250,817	5,435,907

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(110,073)	(1,254,763)
Additions to oil and natural gas properties	(5,077,510)	(10,348,632)

Net cash flow used in investing activities	(5,187,583)	(11,603,395)

Cash flow from financing activities:
Payments on revolving credit facility	-	(9,501,000)
Net proceeds related to issuance of common units	-	15,393,499
Distributions paid to limited partners	(3,850,473)	(2,833,574)

Net cash flow (used in) provided by financing activities	(3,850,473)	3,058,925

Increase (decrease) in cash and cash equivalents	212,761	(3,108,563)
Cash and cash equivalents, beginning of period	14,834,452	9,682,402

Cash and cash equivalents, end of period	$15,047,213	$6,573,839

Interest paid	$-	$398,096

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,997,080	$11,175,253

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 1.  Partnership Organization

Energy Resources 12, L.P. (together with its wholly-owned subsidiary, the “Partnership”) is a Delaware limited partnership formed to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership completed its best-efforts offering in October 2019 with a total of approximately 11.0 million common units sold for gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

As of March 31, 2020, the Partnership owned an approximate 5.7% non-operated working interest in 347 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 1.2% non-operated working interest in 21 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

COVID-19, Current Oil Demand, Pricing and Production

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 has spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures include significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020, and demand for oil and natural gas is anticipated to be low for the remainder of 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020, which ultimately led to excess crude oil and natural gas inventory, congested supply chain channels and shrinking storage capacity. These factors led to oil prices falling to 20-year lows in April 2020.

With the anticipation that world-wide oil and natural gas prices will remain depressed during the remainder of 2020, the majority of the operators that operate the Bakken Assets on behalf of working interest owners like the Partnership have announced reductions to their 2020 capital budgets, and as a result, new investment in the Partnership’s undrilled acreage is expected to be limited until commodity prices and market supply and demand imbalances become more favorable. In addition, certain operators of the Bakken Assets have announced plans to curtail daily production, shut-in producing wells or seek other cost-cutting measures, starting in April 2020, due to the inability to produce, process and sell oil and natural gas at economical prices.

Low commodity prices due to the supply and demand imbalances caused by COVID-19 have and are expected to continue to have a negative effect on the Partnership’s revenue and operating results. Significant uncertainty remains as to when commodity prices will return to normalized levels and how much of the Partnership’s oil, natural gas and other hydrocarbon production volumes will be impacted by cost-cutting measures enacted by the operators of the Bakken Assets.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2019 financial statements included in its 2019 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2020.

Index

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2020 and 2019. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase (“Acquisition No. 2”) of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of March 31, 2020, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 347 producing wells, and an estimated approximate 1.2% non-operated working interest in 21 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2020, the Partnership has elected to participate in the drilling of 172 wells, of which 145 have been completed, 21 wells are in various stages of completion and six wells have not yet commenced drilling at March 31, 2020. The Partnership incurred approximately $2.2 million and $11.2 million, respectively, in capital drilling and completion costs for the three months ended March 31, 2020 and 2019. The Partnership anticipates approximately $1 to $2 million of capital expenditures will be incurred during the second and third quarters of 2020 to complete the 21 wells in various stages of completion at March 31, 2020. The Partnership’s estimated share of capital expenditures to complete the six wells that have not yet commenced drilling is approximately $3.6 million. However, estimated capital expenditures to complete these 27 wells could be significantly different from amounts actually invested.

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership considered the declines in the current and forecasted operating cash flows resulting from COVID-19, commodity price decreases and the oversupply of oil in the United States during the first quarter of 2020 to be potential indicators of impairment and, as a result, performed a test of recoverability for the Bakken Assets. Estimated future net cash flows calculated in the recoverability test were based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on forward strip prices as of April 1, 2020, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating costs estimates were based on actual historical costs of the Bakken Assets. A different set of assumptions could produce different results. The Partnership’s recoverability analyses did not identify any impairment losses as of March 31, 2020.

If the macro-economic conditions that exist as of the date of this filing continue or worsen, it is likely that the Partnership’s oil and natural gas properties will be tested for impairment during the second quarter of 2020, which could result in non-cash asset impairments, and such impairments could be material to the Partnership’s consolidated financial statements.

Index

Note 4.  Asset Retirement Obligations

The Partnership records an asset retirement obligation (“ARO”) and capitalizes the asset retirement costs in oil and natural gas properties in the period in which the asset retirement obligation is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions of these assumptions impact the present value of the existing asset retirement obligation, a corresponding adjustment is made to the oil and natural gas property balance. The changes in the aggregate ARO are as follows:

	2020	2019
Balance at January 1	$570,795	$383,255
Well additions	5,618	19,648
Accretion	5,576	4,816
Revisions	-	-
Balance at March 31	$581,989	$407,719

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended March 31, 2020 and 2019, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements at March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$1,036,771	$-
Total	$-	$1,036,771	$-

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(207,327)	$-
Total	$-	$(207,327)	$-

Index

The Level 2 instruments presented in the table above consist of the Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative asset at March 31, 2020 and Derivative liability at December 31, 2019. See additional detail in Note 6. Risk Management.

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s cash and cash equivalents, oil, natural gas and natural gas liquids revenue receivable, accounts payable and accrued expenses reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Note 6. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and the Partnership’s future earnings are subject to these risks. Therefore, the Partnership periodically enters into derivative contracts to manage the commodity price risk on a portion of the Partnership’s anticipated future oil and gas production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations.

The Partnership’s derivative instruments open at March 31, 2020 are costless collar contracts, which establish floor and ceiling prices on future anticipated oil production. While the use of costless collars limits the downside risk of adverse price movement, they may also limit future revenues from favorable price movement. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts are settled monthly. All derivative instruments are recorded on the Partnership’s balance sheet as assets or liabilities measured at fair value. As of March 31, 2020, the Partnership’s derivative instruments were in a gain position; therefore, an asset of approximately $1.0 million, which approximates its fair value, has been recognized as a Derivative asset on the Partnership’s consolidated balance sheet as of March 31, 2020. As of December 31, 2019, the Partnership’s derivative instruments were in a loss position; therefore, a liability of approximately $0.2 million, which approximates its fair value, was recognized as a Derivative liability on the Partnership’s consolidated balance sheet as of December 31, 2019.

The fair values of the Derivative asset at March 31, 2020 and Derivative liability at December 31, 2019 were determined based on Level 2 inputs as defined under the fair value hierarchy. The Partnership determined the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership also performs an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership considers that both counterparties to the derivative are of substantial credit quality and have the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. See additional discussion above in Note 5. Fair Value of Financial Instruments.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives did not qualify or were not designated as a hedge, the changes in the fair value were recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements on matured derivative instruments and non-cash gains or losses on open derivative instruments for the three months ended March 31, 2020 and 2019. The settlement gain on matured derivatives for the three months ended March 31, 2020 reflects gains on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. Non-cash gains or losses below represent the change in fair value of derivative instruments which were held at period-end.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Settlement gain on matured derivatives	$261,990	$-
Gain (loss) on mark-to-market of derivatives	1,244,098	(1,871,884)
Gain (loss) on derivatives	$1,506,088	$(1,871,884)

Index

The following table reflects the open costless collar instruments as of March 31, 2020.

Settlement Period	Basis	Product	Volume	Floor / Ceiling Prices ($)	Fair Value of Asset at March 31, 2020
04/01/20 - 06/30/20	NYMEX	Oil (bbls)	52,000	45.00 / 61.20	$1,036,771

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

Note 7.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been reimbursed for its documented third party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

The Partnership completed its best-efforts offering of common units as of the close of business on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

Under the agreement with David Lerner Associates, Inc. (the “Managing Dealer”), the Managing Dealer receives a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold in the best-efforts offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

Index

For the three months ended March 31, 2020 and 2019, the Partnership paid distributions of $0.349041 per common unit in both periods, or $3.9 million and $2.8 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership and costs incurred in the offering of the common units. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid the General Partner for the three months ended March 31, 2020 and 2019 was approximately $273,000 and $214,000, respectively, and is included in General and administrative expenses on the consolidated statements of operations.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three months ended March 31, 2020 and 2019, approximately $92,000 and $95,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2020, approximately $92,000 was due to a member of the General Partner and is included in Due to related parties in the consolidated balance sheets.

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

The cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the three months ended March 31, 2020 and 2019, approximately $76,000 and $65,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At March 31, 2020, approximately $76,000 was due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets.

Note 9.  Subsequent Events

In April 2020, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

•	the easing of COVID-19 and the return to pre-existing supply and demand conditions following the ultimate recovery therefrom;
•	intentions with regard to the Partnership’s drilling program and the possible curtailment or shut-in of the Partnership’s wells;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future distributions;
•	estimated future capital expenditures;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, those described under Part II. Item 1A. Risk Factors included in this Form 10-Q and the following:

•	that the Partnership’s development of its properties may not be successful or that its operations on such properties may not be successful;
•	general economic, market, or business conditions;
•	changes in laws or regulations;
•	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Partnership was formed to acquire primarily oil and gas properties located onshore in the United States. On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Williston Basin of North Dakota, acquiring, at closing, non-operated working interests in producing wells and in-process wells, along with additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), for approximately $90.5 million. On August 31, 2018, the Partnership closed on its second asset purchase (“Acquisition No. 2”), acquiring an additional non-operated working interest in the Bakken Assets for approximately $81.3 million. Prior to these acquisitions, the Partnership owned no oil and natural gas assets. The Partnership utilized proceeds from its best-efforts offering and available financing to close on the acquisitions. See further discussion below under “Liquidity and Capital Resources.”

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2020, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 347 producing wells, an estimated 1.2% non-operated working interest in 21 wells in various stages of the drilling and completion process and additional possible future development locations. Since September 1, 2017, the effective date of Acquisition No. 1, the Partnership has participated in the drilling of 172 wells.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

COVID-19, Current Oil Demand, Pricing and Production

Since first being reported in December 2019, COVID-19 has spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures include significant restrictions on travel, forced quarantines, stay-in-place requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for fossil fuels substantially declined during the first quarter of 2020, and demand is anticipated to be low for the remainder of 2020.

In addition to the outbreak of COVID-19 during the first quarter of 2020, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020. Russia did not participate in production cuts coordinated by the Organization of the Petroleum Exporting Countries (“OPEC”), which led to Saudi Arabia lowering crude oil prices and both countries substantially increasing daily output of crude oil. The increase in Saudi and Russian oil output along with sustained production by other global producers, including operators in the United States, has stressed the oil and gas industry’s capacity to store excess oil and gas. Despite Saudi Arabia, Russia, the United States and other OPEC members reaching an agreement in April 2020 to cut daily production, congested supply chain channels, excess crude oil and natural gas inventory and shrinking storage capacity are expected to weigh negatively on commodity prices while demand remains low during COVID-19.

Index

These factors led to oil prices falling to 20-year lows in April 2020. The average NYMEX futures closing prices for the months of March and April 2020 were $30.45 and $16.70, respectively. With the anticipation that world-wide oil and natural gas prices will remain depressed during the remainder of 2020, the majority of the operators that operate the Bakken Assets on behalf of working interest owners like the Partnership have announced reductions to their 2020 capital budgets, and as a result, new investment in the Partnership’s undrilled acreage is expected to be limited until commodity prices and market supply and demand imbalances become more favorable. In addition, certain operators of the Bakken Assets have announced plans to curtail daily production, shut-in producing wells or seek other cost-cutting measures, starting in April 2020, due to the inability to produce, process and sell oil and natural gas at economical prices. The Partnership anticipates these curtailments and shut-ins will continue as long as producing is uneconomical, and as a result, the Partnership may experience declines in its oil, natural gas and NGL production through at least the second quarter of 2020 in addition to natural production declines. The Partnership is unable to quantify the number of producing wells that have had or will have production curtailed by its operators and is therefore unable to estimate the impact to its cash flow from operations at this time. The amount of operational cash flow the Partnership may have available for the development of its undrilled wellsites is expected to decrease because the Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Percent
	2020	2019	Change
Average market closing prices (1)
Oil (per Bbl)	$45.77	$54.74	-16.4%
Natural gas (per Mcf)	$1.90	$2.92	-34.9%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change
Total revenues	$11,932,896	100.0%	$11,361,830	100.0%	5.0%
Production expenses	4,899,265	41.1%	2,613,659	23.0%	87.4%
Production taxes	1,040,346	8.7%	1,006,101	8.9%	3.4%
Depreciation, depletion, amortization and accretion	4,498,722	37.7%	2,761,473	24.3%	62.9%
General, administration and other expense	805,508	6.8%	780,183	6.9%	3.2%

Sold production (BOE):
Oil	260,188		204,011		27.5%
Natural gas	43,615		19,017		129.3%
Natural gas liquids	39,289		16,993		131.2%
Total	343,092		240,021		42.9%

Average sales price per unit:
Oil (per Bbl)	$42.61		$52.51		-18.9%
Natural gas (per Mcf)	1.91		3.43		-44.3%
Natural gas liquids (per Bbl)	8.81		15.22		-42.1%
Combined (per BOE)	34.78		47.34		-26.5%

Average unit cost per BOE:
Production expenses	14.28		10.89		31.1%
Production taxes	3.03		4.19		-27.7%
Depreciation, depletion, amortization and accretion	13.11		11.51		14.0%

Capital expenditures	$2,235,166		$11,247,050

Index

Oil, Natural Gas and NGL Revenues

For the three months ended March 31, 2020, revenues for oil, natural gas and NGL sales were $11.9 million. Revenues for the sale of crude oil were $11.1 million, which resulted in a realized price of $42.61 per barrel. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.91 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $8.81 per BOE of production. For the three months ended March 31, 2019, revenues for oil, natural gas and NGL sales were $11.4 million. Revenues for the sale of crude oil were $10.7 million, which resulted in a realized price of $52.51 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $3.43 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $15.22 per BOE of production.

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Oil price differentials increased during the first quarter of 2020, compared to same period of 2019, due to oil supply produced in the Bakken exceeding demand and the storage capacity available at refineries. The Partnership anticipates differentials may remain elevated during the second quarter of 2020 so long as supply and demand imbalances are present.

The Partnership’s results for the three months ended March 31, 2020 were positively impacted by the completion of 69 new wells since March 31, 2019, which contributed to increases in the Partnership’s sold production volumes of oil when compared to the same period of 2019. The Partnership’s sold production for the Bakken Assets was approximately 3,800 BOE and 2,700 BOE per day for the three months ended March 31, 2020 and 2019. Production volumes per day will fluctuate due to the timing of well completions. Sold production increases realized for oil during the first quarter of 2020 were substantially offset by the Partnership’s realized sales prices for oil, natural gas and NGLs, which were negatively impacted by decreases in market commodity prices and increases to market price differentials, as discussed above, in comparison to 2019.

As described in “COVID-19, Current Oil Demand, Pricing and Production”, due to the inability to produce, process and sell oil and natural gas at economical prices, certain operators of the Bakken Assets have announced plans to curtail daily production, shut-in producing wells or seek other cost-cutting measures, starting in April 2020. The Partnership anticipates these curtailments and shut-ins will continue as long as producing is uneconomical. Consequently, the Partnership may experience declines in its oil, natural gas and NGL production through at least the second quarter of 2020. The Partnership is unable to quantify the number of producing wells that have had or will have production curtailed by its operators and is therefore unable to estimate the impact to oil, natural gas and NGL revenue at this time. In addition, if the wells are shut-in, there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, the Partnership has 21 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership will experience natural production declines until market conditions improve and the 21 in-process wells are completed.

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

Production expenses for the three months ended March 31, 2020 and 2019 were $4.9 million and $2.6 million, and production expenses per BOE were $14.28 and $10.89, respectively. Production expenses per BOE increased in the first quarter of 2020 in comparison to the first quarter of 2019 primarily due to the following: (i) a portion of the Partnership’s wells had tubing erosion due to extreme sand production, which required significant rework to return these wells to production; and (ii) the costs to gather, process and market the Partnership’s production, specifically natural gas and NGLs, have increased due to excess supply.

Index

The Partnership anticipates the costs to effectively gather, process and market its production per BOE of production will continue to be above prior year levels in the second quarter of 2020, and potentially beyond, if market supply and demand economics remain imbalanced. The Partnership expects production expenses for certain deliveries of its natural gas and NGL production in the second quarter of 2020 will exceed the realized sales prices of those completed deliveries.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2020 and 2019 were $1.0 million (9% of revenue) in both periods.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2020 and 2019 was $4.5 million and $2.8 million, and DD&A per BOE of production was $13.11 and $11.51, respectively.

The increase in DD&A expense per BOE of production for the three months ended March 31, 2020 compared to same period of 2019 is primarily due to the Partnership’s investment in new wells during 2019 and 2020, of which 89 new wells have been completed since January 2019.

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2020 and 2019 were $0.8 million in both periods.

Interest Income (Expense), net

Interest income, net for the three months ended March 31, 2020 was approximately $19,000. Interest expense, net for the three months ended March 31, 2019 was $0.7 million. The primary component of Interest expense, net, during the three months ended March 31, 2019 was interest expense on the Partnership’s credit facility that was terminated in November 2019.

Gain (Loss) on Derivatives

Periodically, the Partnership has entered into derivative contracts with the objective to manage the commodity price risk on future oil and natural gas production.

The Partnership’s total gain on derivatives for the three months ended March 31, 2020 was approximately $1.5 million. Based upon the change in estimated fair value of the Partnership’s derivative contracts (costless collars) during the first quarter of 2020, the Partnership recorded a mark-to-market gain of approximately $1.2 million for the three months ended March 31, 2020. In addition, the Partnership recognized a gain of approximately $0.3 million on the settlement of derivative contracts that expired during the first quarter of 2020, calculated as the difference between the contract price and the market settlement price. The settled contracts represented 55,000 barrels of oil, resulting in a gain of $4.76 per barrel of oil.

The Partnership’s mark-to-market loss on derivatives for the three months ended March 31, 2019 of approximately $1.9 million was the result of the change in estimated fair value of the Partnership’s derivative contracts (costless collars) from December 31, 2018 to March 31, 2019. The Partnership’s derivative contracts that expired during the first quarter of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices. The mark-to-market loss recorded by the Partnership does not represent an actual settlement and no payment was made to the Partnership’s counterparties during the first quarter of 2019.

Index

The following table summarizes settlements on matured derivative instruments and non-cash gains or losses on open derivative instruments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Settlement gain on matured derivatives	$261,990	$-
Gain (loss) on mark-to-market of derivatives	1,244,098	(1,871,884)
Gain (loss) on derivatives	$1,506,088	$(1,871,884)

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil and natural gas production.

	Costless Collar Oil Volumes (Bbl)	Weighted Average Floor / Ceiling Prices ($)
04/01/20 - 06/30/20	52,000	45.00 / 61.20

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as Earnings before (i) interest (income) expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net income	$2,214,315	$1,641,943
Interest (income) expense, net	(19,172)	686,587
Depreciation, depletion, amortization and accretion	4,498,722	2,761,473
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(1,244,098)	1,871,884
Adjusted EBITDAX	$5,449,767	$6,961,887

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

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Index

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in October 2019 and extinguishment of the Partnership’s revolving credit facility in November 2019, the Partnership’s principal source of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand and cash flow from operations to be adequate to fund its cash requirements, if market prices for oil and natural gas remain depressed and production from Partnership wells is significantly reduced due to cost-cutting measures taken by the Partnership’s operators, the Partnership’s cash flow from operations may further decline, which could have a significant impact on the Partnership’s available cash on-hand as well as the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets.

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

For the three months ended March 31, 2020 and 2019, the Partnership paid distributions of $0.349041 per common unit in both periods, or $3.9 million and $2.8 million, respectively. The Partnership generated $9.3 million and $5.4 million in cash flow from operating activities for the three months ended March 31, 2020 and 2019, respectively.

Index

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations and capital expenditures for new wells. In light of recent global economic volatility and a low commodity price environment, as discussed in the “COVID-19, Current Oil Demand, Pricing and Production” section above, there can be no assurance as to the classification or duration of distributions at the current distribution rate of $1.40 per common unit per year. If distributions are not paid or are reduced, the difference to the current distribution rate of $1.40 per common unit will be deferred and is required to be paid before final Payout occurs, as discussed above.

Oil and Natural Gas Properties

The Partnership incurred approximately $2.2 million and $11.2 million in capital expenditures for the three months ended March 31, 2020 and 2019. As discussed above, the Partnership has 21 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 21 wells is approximately $1 to $2 million. Further, the Partnership has elected to participate in the drilling of an additional six wells that have not yet commenced drilling as of March 31, 2020. The Partnership’s estimated share of capital expenditures to complete these six wells is approximately $3.6 million. Because of the uncertainty surrounding global markets stemming from the COVID-19 pandemic and low commodity pricing due to excess supply and reduced demand, it is difficult to predict the amount and timing of capital expenditures for the remainder of 2020 and estimated capital expenditures could be significantly different from amounts actually invested.

Based upon current information from its operators, the Partnership anticipates all well locations recorded as proved undeveloped reserves (“PUD”) at December 31, 2019 will be drilled and converted to proved developed reserves within five years from initially being recorded. Therefore, in addition to the $1 to $2 million in estimated capital expenditures for 2020 to complete in-process wells, the Partnership anticipates that it may be obligated to invest $65 to $75 million in capital expenditures from 2021 through 2024 to participate in new well development without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets. If there are any changes to operator capital investment plans or delays in the development of PUD reserves, the Partnership may be required to reclassify PUD locations and the associated reserves which are no longer projected to be drilled within five years to non-proved reserves.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from proceeds from cash provided by operating activities and cash on hand. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well until a penalty is received by the parties that drilled the well.

Subsequent Events

In April 2020, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding the Partnership’s hedging programs to mitigate commodity risks is contained in Item 1 – Financial Statements (Unaudited) and Notes to Consolidated Financial Statements: Note 6. Risk Management and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

The Partnership’s potential risks and uncertainties are discussed in Item 1A. Risk Factors in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Partnership’s 2019 Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our 2019 Form 10-K.

The current widespread outbreak of COVID-19 has significantly adversely impacted and disrupted, and is expected to continue to adversely impact and disrupt, the Partnership’s business and the industry in which the Partnership operates.

In December 2019, China reported an outbreak of a novel coronavirus (“COVID-19”) in its Wuhan province. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures include significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy.

COVID-19’s impact to the global economy, in particular the oil and gas industry, has been unprecedented, as reduced demand for fossil fuels has resulted in a significant decline in commodity prices during March and April 2020. The Partnership experienced a decline in anticipated revenue during March 2020 due to commodity price declines, and the Partnership expects demand for oil and gas as well as commodity prices to be low for the remainder of 2020, which will negatively impact the Partnership’s business during the second quarter of 2020 and likely beyond. The Partnership cannot give any assurance as to when demand will return to more normal levels or if commodity prices will increase.

The COVID-19 pandemic and related restrictions aimed at mitigating its spread have caused the General Partner to modify certain of the Partnership’s business practices, including limiting employee travel, encouraging work-from-home practices and other social distancing measures. Such measures may cause disruptions to the Partnership’s business and operational plans, which may include shortages of employees, contractors and subcontractors. There is no certainty that these or any other future measures will be sufficient to mitigate the risks posed by the disease, including the risk of infection of key employees, and the Partnership’s ability to perform certain functions could be impaired by these new business practices. For example, the Partnership’s reliance on technology has necessarily increased due to the General Partner’s encouragement of remote communications and other work-from-home practices, which could make the Partnership more vulnerable to cyber-attacks.

The spread of COVID-19 has caused severe disruptions in the global economy, specifically the oil and gas industry, and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

COVID-19 has caused severe economic, market and other disruptions worldwide. In many respects, it is too early to quantify the long-term ramifications of COVID-19 on the global economy as well as oil and gas industry, the Partnership’s operators and the Partnership’s business. Further, it is currently not possible to predict how long the COVID-19 pandemic will last or the time that it will take for economic activity to return to prior levels. As a result, the Partnership cannot provide an estimate of the overall impact of COVID-19 on its business or when, or if, the Partnership and its operators will be able to resume normal, pre-COVID-19 operations. Nevertheless, sustained lower oil and gas prices and reduced demand resulting from COVID-19 present material uncertainty and risk with respect to the Partnership’s business, financial performance and condition, operating results and cash flows. In addition, low oil and natural gas prices may cause the Partnership’s undrilled wellsites to become uneconomic to develop.

Index

Crude oil prices declined significantly in the first quarter of 2020 and have remained depressed. If oil prices continue to decline or remain at current levels for a prolonged period, the Partnership’s operations and financial condition may be materially and adversely affected.

In the first quarter of 2020 and through the beginning of the second quarter, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of COVID-19 and the significantly increased supply of crude oil as a result of a price war between Saudi Arabia and Russia. In April 2020, Saudi Arabia, Russia, the United States and other members of OPEC agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to COVID-19. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declined as prices fell below $20 per barrel by the end of April 2020. If crude oil prices continue to decline or remain at current levels for a prolonged period, the Partnership’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to the Partnership’s properties may be materially and adversely affected.

As domestic demand for crude oil has declined substantially due to the COVID-19 pandemic, the General Partner cannot ensure that there will be a physical market for the Partnership’s production at economic prices until markets stabilize.

As a result of low commodity prices, the operators of the Partnership’s wells may curtail a portion of the Partnership’s estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, the excess supply of oil could lead to further curtailments by those operators. In addition, U.S. storage capacity is expected to be fully subscribed by the end of May 2020. While the Partnership believes that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance the Partnership will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of the Partnership’s production can also result in increased costs under midstream and other contracts. Any of the foregoing could result in an adverse impact on the Partnerships revenues, financial position and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.

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

Date: May 26, 2020