Form 10-Q
period 2020-06-30
ENERGY RESOURCES 12, L.P.
filed 2020-08-13
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Cash and cash equivalents	$11,317,142	$14,834,452
Oil, natural gas and natural gas liquids revenue receivable	1,069,525	8,186,604
Total Current Assets	12,386,667	23,021,056

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $28,725,490 and $21,955,397, respectively	193,819,533	197,498,771
Total Assets	$206,206,200	$220,519,827

Liabilities
Accounts payable and accrued expenses	$2,796,537	$8,835,537
Due to related parties	434,330	217,209
Derivative liability	-	207,327
Total Current Liabilities	3,230,867	9,260,073

Asset retirement obligations	597,861	570,795
Total Liabilities	3,828,728	9,830,868

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	202,377,687	210,689,174
General partner's interest	(215)	(215)
Total Partners’ Equity	202,377,472	210,688,959

Total Liabilities and Partners’ Equity	$206,206,200	$220,519,827

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues
Oil	$3,010,177	$18,075,503	$14,097,833	$28,787,190
Natural gas	175,970	446,007	675,084	837,546
Natural gas liquids	3,284	310,604	349,410	569,208
Total revenue	3,189,431	18,832,114	15,122,327	30,193,944

Operating costs and expenses
Production expenses	2,840,613	4,064,598	7,739,878	6,678,257
Production taxes	250,247	1,721,571	1,290,593	2,727,672
General and administrative expenses	517,393	501,027	1,322,901	1,281,210
Depreciation, depletion, amortization and accretion	2,282,670	4,307,424	6,781,392	7,068,897
Total operating costs and expenses	5,890,923	10,594,620	17,134,764	17,756,036

Operating income (loss)	(2,701,492)	8,237,494	(2,012,437)	12,437,908

Interest income (expense), net	10,303	(547,800)	29,475	(1,234,387)
Gain (loss) on derivatives	(133,667)	587,395	1,372,421	(1,284,489)
Total other income (expense), net	(123,364)	39,595	1,401,896	(2,518,876)

Net income (loss)	$(2,824,856)	$8,277,089	$(610,541)	$9,919,032

Basic and diluted net income (loss) per common unit	$(0.26)	$0.92	$(0.06)	$1.16

Weighted average common units outstanding - basic and diluted	11,031,579	9,004,582	11,031,579	8,578,856

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2018	7,857,359	$146,001,359	$(215)	$146,001,144
Net proceeds from issuance of common units	820,004	15,398,132	-	15,398,132
Distributions declared and paid to common units ($0.349041 per common unit)	-	(2,833,574)	-	(2,833,574)
Net income - three months ended March 31, 2019	-	1,641,943	-	1,641,943
Balances - March 31, 2019	8,677,363	160,207,860	(215)	160,207,645
Net proceeds from issuance of common units	1,008,858	18,952,872	-	18,952,872
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,131,359)	-	(3,131,359)
Net income - three months ended June 30, 2019	-	8,277,089	-	8,277,089
Balances - June 30, 2019	9,686,221	$184,306,462	$(215)	$184,306,247

Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2020	-	2,214,315	-	2,214,315
Balances - March 31, 2020	11,031,579	209,053,016	(215)	209,052,801
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net loss - three months ended June 30, 2020	-	(2,824,856)	-	(2,824,856)
Balances - June 30, 2020	11,031,579	$202,377,687	$(215)	$202,377,472

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019

Cash flow from operating activities:
Net income (loss)	$(610,541)	$9,919,032

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	6,781,392	7,068,897
(Gain) loss on mark-to-market of derivatives	(207,327)	1,195,501
Other non-cash expenses, net	-	283,676

Changes in operating assets and liabilities:
Oil, natural gas and natural gas liquids revenue receivable	7,117,079	(4,357,108)
Due to related parties	217,121	196,200
Accounts payable and accrued expenses	(1,509,056)	505,103

Net cash flow provided by operating activities	11,788,668	14,811,301

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(110,073)	(1,367,256)
Additions to oil and natural gas properties	(7,494,959)	(20,862,294)

Net cash flow used in investing activities	(7,605,032)	(22,229,550)

Cash flow from financing activities:
Payments on revolving credit facility	-	(18,500,000)
Net proceeds related to issuance of common units	-	34,348,432
Distributions paid to limited partners	(7,700,946)	(5,964,933)

Net cash flow (used in) provided by financing activities	(7,700,946)	9,883,499

Increase (decrease) in cash and cash equivalents	(3,517,310)	2,465,250
Cash and cash equivalents, beginning of period	14,834,452	9,682,402

Cash and cash equivalents, end of period	$11,317,142	$12,147,652

Interest paid	$-	$848,600

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,419,553	$11,316,575

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2020

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

As of June 30, 2020, the Partnership owned an approximate 5.7% non-operated working interest in 347 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 2.7% non-operated working interest in 25 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

COVID-19, Current Oil Demand, Pricing and Production

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 spread worldwide throughout the first half of 2020 and has forced governments around the world to take drastic measures to halt the outbreak. These measures have included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020 and remained depressed during the second quarter of 2020. Demand for oil and natural gas is not anticipated to return to pre-COVID-19 levels during 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020, which ultimately led to excess crude oil and natural gas inventory and congested supply chain channels. These factors led to oil prices falling to 20-year lows in April 2020. Although NYMEX oil prices improved in June 2020 to an approximate monthly average of $38 per barrel, prices remain below historical averages.

With the anticipation that world-wide oil and natural gas prices would be depressed at least through the second quarter of 2020, the majority of the operators that operate the Bakken Assets on behalf of working interest owners like the Partnership reduced their 2020 capital budgets, and as a result, new investment in the Partnership’s undrilled acreage is expected to be limited until commodity prices and market supply and demand imbalances become more favorable. In addition, certain operators of the Bakken Assets temporarily curtailed daily production, shut-in producing wells and/or pursued other cost-cutting measures, starting in April and May 2020, due to the inability to produce, process and sell oil and natural gas at economical prices. As a result, the Partnership’s oil, natural gas and other hydrocarbon production volumes were adversely impacted by these cost-cutting measures enacted by the operators of the Bakken Assets during the second quarter of 2020. Therefore, a reduction in sold production volumes along with low commodity prices due to the supply and demand imbalances discussed above have had and may continue to have a negative effect on the Partnership’s revenue and operating results. Although market prices and production volumes increased in June, significant uncertainty remains as to when commodity prices and production levels will return to pre-COVID-19 levels.

Index

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2019 financial statements included in its 2019 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2020.

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

Revenue Recognition

The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. As the Partnership does not operate its properties, it receives actual oil, natural gas, and NGL sales volumes and prices, net of costs incurred by the operators, two to three months after the date production is delivered by the operator. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from the Partnership’s operators are accrued in Oil, natural gas and natural gas liquids revenue receivable in the consolidated balance sheets. Variances between the Partnership’s estimated revenue and actual payments are recorded in the month the payment is received; differences have been and are insignificant. As a result, the variable consideration is not constrained. The Partnership has elected to utilize the practical expedient in ASC 606 that states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Each delivery of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Virtually all of the Partnership’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers.

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2020 and 2019. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

Index

Fair Value of Financial Instruments

The carrying value of the Partnership’s cash and cash equivalents, oil, natural gas and natural gas liquids revenue receivable, accounts payable and accrued expenses reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase (“Acquisition No. 2”) of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of June 30, 2020, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 347 producing wells, and an estimated approximate 2.7% non-operated working interest in 25 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2020, the Partnership has elected to participate in the drilling of 175 wells, of which 145 have been completed, 25 wells are in various stages of completion and five wells have not yet commenced drilling at June 30, 2020. The Partnership incurred approximately $3.1 million and $21.9 million, respectively, in capital drilling and completion costs for the six months ended June 30, 2020 and 2019. The Partnership anticipates approximately $2 to $4 million of capital expenditures will be incurred during the second half of 2020 to complete the 25 wells in various stages of completion at June 30, 2020. The Partnership’s estimated share of capital expenditures to complete the five wells that have not yet commenced drilling is approximately $3 to $4 million. However, estimated capital expenditures to complete these 30 wells could be significantly different from amounts actually invested, and the timing of these expenditures are difficult to estimate due to the supply and demand volatility discussed in Note 1. Partnership Organization.

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership considered the declines in the current and forecasted operating cash flows resulting from COVID-19, commodity price decreases and the oversupply of oil in the United States during the first and second quarter of 2020 to be potential indicators of impairment and, as a result, performed a test of recoverability for the Bakken Assets. Estimated future net cash flows calculated in the recoverability test were based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on forward strip prices as of July 1, 2020, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating costs estimates were based on actual historical costs of the Bakken Assets. A different set of assumptions could produce different results. The Partnership’s recoverability analyses did not identify any impairment losses as of June 30, 2020.

If current macro-economic conditions continue or worsen, the carrying value of the Partnership’s oil and natural gas properties may not be recoverable and impairment losses could be recorded in future periods.

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

	2020	2019
Balance at January 1	$570,795	$383,255
Well additions	15,767	29,694
Accretion	11,299	9,773
Revisions	-	67,006
Balance at June 30	$597,861	$489,728

Note 5. Risk Management

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

The Partnership’s derivative instruments that have settled during 2020 were costless collar contracts, which establish floor and ceiling prices on future anticipated oil production. While the use of costless collars limits the downside risk of adverse price movement, they may also limit future revenues from favorable price movement. The Partnership did not pay or receive a premium related to the costless collar agreements. The contracts were settled monthly. The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives did not qualify or were not designated as a hedge, the changes in the fair value were recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements on matured derivative instruments and non-cash gains or losses on derivative instruments for the three and six months ended June 30, 2020 and 2019. The settlement gains on matured derivatives reflect gains or losses on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. Non-cash gains or losses below represent the change in fair value of derivative instruments during the period. The Partnership did not enter into any new contracts during the second quarter of 2020 and had no outstanding contracts at June 30, 2020.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Settlement gain (loss) on matured derivatives	$903,104	$(88,988)	$1,165,094	$(88,988)
Gain (loss) on mark-to-market of derivatives	(1,036,771)	676,383	207,327	(1,195,501)
Gain (loss) on derivatives	$(133,667)	$587,395	$1,372,421	$(1,284,489)

Note 6.  Capital Contribution and Partners’ Equity

At inception, the General Partner and organizational limited partner made initial capital contributions totaling $1,000 to the Partnership. Upon closing of the minimum offering, the organizational limited partner withdrew its initial capital contribution of $990, the General Partner received Incentive Distribution Rights (defined below), and has been reimbursed for its documented third-party out-of-pocket expenses incurred in organizing the Partnership and offering the common units.

The Partnership completed its best-efforts offering of common units as of the close of business on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

Index

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

For the three and six months ended June 30, 2020, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $3.9 million and $7.7 million, respectively. For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $3.1 million and $6.0 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been or will be paid to the General Partner for the three and six months ended June 30, 2020 was approximately $273,000 and $545,000, respectively. The management fee of $273,000 for the three months ended June 30, 2020 has been accrued on the consolidated balance sheets in Due to related parties at June 30, 2020 and included in General and administrative expenses on the consolidated statements of operations. The management fee paid the General Partner for the three and six months ended June 30, 2019 was approximately $239,000 and $453,000, respectively, and is included in General and administrative expenses on the consolidated statements of operations.

Index

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three and six months ended June 30, 2020, approximately $97,000 and $189,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2020, approximately $97,000 was due to a member of the General Partner and is included in Due to related parties in the consolidated balance sheets. For the three and six months ended June 30, 2019, approximately $99,000 and $194,000 of general and administrative costs were incurred by a member of the General Partner, which have been reimbursed by the Partnership.

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

The cost sharing agreement reduces the costs to the Partnership for accounting and asset management services provided through a member of the General Partner. In addition to certain accounting and asset management resources, the Partnership and Energy 11 share the rent expense for leased office space (leased from an affiliate of a member of the general partner of Energy 11) in Oklahoma City, Oklahoma along with the compensation due to the President of Energy 11’s general partner. For the three and six months ended June 30, 2020, approximately $64,000 and $140,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been or will be reimbursed to Energy 11. At June 30, 2020, approximately $64,000 was due from the Partnership to Energy 11 and is included in Due to related parties in the consolidated balance sheets. For the three and six months ended June 30, 2019, approximately $70,000 and $135,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and reimbursed to Energy 11.

Note 8.  Subsequent Events

In July 2020, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

•	the easing of COVID-19 and the return to pre-existing supply and demand conditions following the ultimate recovery therefrom;
•	intentions of the Partnership’s operators with regard to the drilling programs and the possible curtailment or shut-in of the Partnership’s wells;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future distributions;
•	estimated future capital expenditures;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2020, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 347 producing wells, an estimated 2.7% non-operated working interest in 25 wells in various stages of the drilling and completion process and additional possible future development locations. Since September 1, 2017, the effective date of Acquisition No. 1, the Partnership has participated in the drilling of 175 wells.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

COVID-19, Current Oil Demand, Pricing and Production

Since first being reported in December 2019, COVID-19 has spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures have included significant restrictions on travel, forced quarantines, stay-in-place requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020 and although market prices improved in May and June 2020, demand for oil and natural gas is not anticipated to return to pre-COVID-19 levels during 2020.

In addition to the outbreak of COVID-19 during the first quarter of 2020, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020. Russia did not participate in production cuts coordinated by the Organization of the Petroleum Exporting Countries (“OPEC”), which led to Saudi Arabia lowering crude oil prices and both countries substantially increasing daily output of crude oil. The increase in Saudi and Russian oil output along with sustained production by other global producers, including operators in the United States, has stressed the oil and gas industry’s capacity to store excess oil and gas. Despite Saudi Arabia, Russia, the United States and other OPEC members reaching an agreement in April 2020 to cut daily production, congested supply chain channels and excess crude oil and natural gas inventory are expected to weigh negatively on commodity prices while demand remains low during COVID-19.

Index

These factors led to oil prices falling to 20-year lows in April 2020. The average daily NYMEX futures closing prices for the months of April, May and June 2020 were $16.70, $28.53 and $38.31, respectively. Although NYMEX oil prices stabilized in June 2020, prices remain below historical averages. With the anticipation that world-wide oil and natural gas prices would be depressed through at least the second quarter of 2020, the majority of the operators that operate the Bakken Assets on behalf of working interest owners like the Partnership announced reductions to their 2020 capital budgets, and as a result, new investment in the Partnership’s undrilled acreage is expected to be limited until commodity prices and market supply and demand imbalances become more favorable. In addition, because operators of the Bakken Assets were concerned they may not be able to sell produced oil and natural gas at an economical price point, along with the reduction in demand and the supply-strained storage facilities, many operators implemented other cost-cutting measures, including curtailing daily production and/or shutting in producing wells, during the second quarter of 2020. Approximately 25% of the Partnership’s producing wells were shut in for at least a portion of the second quarter of 2020. Although the majority of these wells have resumed production in June or July 2020, the Partnership experienced significant declines in its oil, natural gas and NGL production for the second quarter of 2020, resulting in an adverse impact to its cash flow from operations.

The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. Sustained lower prices along with reductions in produced and sold oil and natural gas volumes have and will continue to impact the amount of capital the Partnership has available for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2020	2019	Change	2020	2019	Change
Average market closing prices (1)
Oil (per Bbl)	$28.00	$59.88	-53.2%	$36.82	$57.30	-35.7%
Natural gas (per Mcf)	$1.70	$2.57	-33.9%	$1.80	$2.74	-34.3%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

Index

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,					Six Months Ended June 30,
	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change
Total revenues	$3,189,431	100.0%	$18,832,114	100.0%	-83.1%	$15,122,327	100.0%	$30,193,944	100.0%	-49.9%
Production expenses	2,840,613	89.1%	4,064,598	21.6%	-30.1%	7,739,878	51.2%	6,678,257	22.1%	15.9%
Production taxes	250,247	7.8%	1,721,571	9.1%	-85.5%	1,290,593	8.5%	2,727,672	9.0%	-52.7%
Depreciation, depletion, amortization and accretion	2,282,670	71.6%	4,307,424	22.9%	-47.0%	6,781,392	44.8%	7,068,897	23.4%	-4.1%
General and administrative expenses	517,393	16.2%	501,027	2.7%	3.3%	1,322,901	8.7%	1,281,210	4.2%	3.3%

Sold production (BOE):
Oil	142,935		316,077		-54.8%	403,123		520,088		-22.5%
Natural gas	23,196		31,186		-25.6%	66,811		50,204		33.1%
Natural gas liquids	20,812		26,888		-22.6%	60,101		43,881		37.0%
Total	186,943		374,151		-50.0%	530,035		614,173		-13.7%

Average sales price per unit:
Oil (per Bbl)	$21.06		$57.19		-63.2%	$34.97		$55.35		-36.8%
Natural gas (per Mcf)	1.26		2.38		-47.1%	1.68		2.78		-39.6%
Natural gas liquids (per Bbl)	0.16		11.55		-98.6%	5.81		12.97		-55.2%
Combined (per BOE)	17.06		50.33		-66.1%	28.53		49.16		-42.0%

Average unit cost per BOE:
Production expenses	15.20		10.86		40.0%	14.60		10.87		34.3%
Production taxes	1.34		4.60		-70.9%	2.43		4.44		-45.3%
Depreciation, depletion, amortization and accretion	12.21		11.51		6.1%	12.79		11.51		11.1%

Capital expenditures	$839,923		$10,654,983			$3,075,089		$21,902,033

Oil, Natural Gas and NGL Revenues

For the three months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $3.2 million. Revenues for the sale of crude oil were $3.0 million, which resulted in a realized price of $21.06 per barrel. Revenues for the sale of natural gas were $0.2 million, which resulted in a realized price of $1.26 per Mcf. Revenues for the sale of NGLs were approximately $3,000, which resulted in a realized price of $0.16 per BOE of production. For the three months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $18.8 million. Revenues for the sale of crude oil were $18.1 million, which resulted in a realized price of $57.19 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $2.38 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $11.55 per BOE.

For the six months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $15.1 million. Revenues for the sale of crude oil were $14.1 million, which resulted in a realized price of $34.97 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $1.68 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $5.81 per BOE. For the six months ended June 30, 2019, revenues for oil, natural gas and NGL sales were $30.2 million. Revenues for the sale of crude oil were $28.8 million, which resulted in a realized price of $55.35 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $2.78 per Mcf. Revenues for the sale of NGLs were $0.6 million, which resulted in a realized price of $12.97 per BOE.

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Oil price differentials increased during the second quarter of 2020, compared to same period of 2019, due to oil supply produced in the Bakken exceeding demand and the storage capacity available at refineries. In July 2020, a federal judge ruled that two significant pipelines that transport oil and natural gas from North Dakota fields must suspend operations due to environmental review and disputes over right to use land owned by Native Americans (the ruling was later stayed on appeal). Therefore, the Partnership anticipates differentials may remain elevated during the remainder of 2020 so long as supply and demand imbalances are present as well as the potential suspension of these key pipelines in the region.

Index

The Partnership’s results for the three and six months ended June 30, 2020 were negatively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs, which were negatively impacted by the significant decreases in market commodity prices described in “Current Price Environment” above, in comparison to the same periods of 2019. As noted above, approximately 25% of the Partnership’s wells were shut in for at least a portion of the second quarter of 2020. As operators of the Bakken Assets implemented cost-cutting measures throughout the second quarter of 2020, the Partnership’s sold production decreased to approximately 1,300 BOE per day in May 2020. The Partnership’s sold production for the Bakken Assets was approximately 2,100 BOE and 2,900 BOE per day for the three and six months ended June 30, 2020, respectively, compared to 4,100 BOE and 3,400 BOE per day for the same periods of 2019, respectively.

Realized sales prices for natural gas and NGLs were also negatively impacted in 2020 due to processing and transportation constraints, discussed above in “COVID-19, Current Oil Demand, Pricing and Production” and below in “Production Expenses”, as product leaves the region upon extraction and processing. If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators of the Bakken Assets may continue or further curtail daily production, shut-in producing wells or seek other cost-cutting measures. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production, and there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 25 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership will experience natural production declines until market conditions improve and the 25 in-process wells are completed.

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

Production expenses for the three months ended June 30, 2020 and 2019 were $2.8 million and $4.1 million, and production expenses per BOE were $15.20 and $10.86, respectively. Production expenses for the six months ended June 30, 2020 and 2019 were $7.7 million and $6.7 million, and production expenses per BOE were $14.60 and $10.87, respectively. Production expenses per BOE increased in the first half of 2020 in comparison to the first half of 2019 primarily due to the following: (i) a decrease in sold production volumes along with fixed lease operating expenses; (ii) a portion of the Partnership’s wells had tubing erosion due to extreme sand production, which required significant rework to return these wells to production; and (iii) the costs to gather, process and market the Partnership’s production, specifically natural gas and NGLs, have increased due to excess supply. The Partnership anticipates the costs to effectively gather, process and market its production per BOE of production will continue to be above prior year levels in the second half of 2020 if current market conditions continue.

Production Taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2020 and 2019 were $0.3 million (8% of revenue) and $1.7 million (9% of revenue), respectively. Production taxes for the six months ended June 30, 2020 and 2019 were $1.3 million (9% of revenue) and $2.7 million (9% of revenue), respectively.

Depreciation, Depletion, Amortization and Accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2020 and 2019 was $2.3 million and $4.3 million, and DD&A per BOE of production was $12.21 and $11.51, respectively. The Partnership’s DD&A for the six months ended June 30, 2020 and 2019 was $6.8 million and $7.1 million, and DD&A per BOE of production was $12.79 and $11.51, respectively.

Index

The increase in DD&A expense per BOE of production for the three and six months ended June 30, 2020, compared to same periods of 2019, is primarily due to the Partnership’s investment in new wells during 2019 and 2020, of which 89 new wells have been completed since January 2019.

General and Administrative Costs

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2020 and 2019 were $0.5 million in both periods. General and administrative costs for the six months ended June 30, 2020 and 2019 were $1.3 million in both periods.

Interest Income (Expense), net

Interest income, net for the three and six months ended June 30, 2020 was approximately $10,000 and $29,000, respectively. Interest expense, net for the three and six months ended June 30, 2019 was $0.5 million and $1.2 million. The primary component of Interest expense, net, during the three and six months ended June 30, 2019 was interest expense on the Partnership’s credit facility that was terminated in November 2019.

Gain (Loss) on Derivatives

Periodically, the Partnership has entered into derivative contracts with the objective to manage the commodity price risk on future oil and natural gas production.

The Partnership’s total net loss on derivatives for the three months ended June 30, 2020 was approximately $0.1 million, and the Partnership’s gain on derivatives for the six months ended June 30, 2020 was approximately $1.4 million. Based upon the change in estimated fair value of the Partnership’s derivative contracts (costless collars), the Partnership recorded a mark-to-market loss of approximately $1.0 million for the three months ended June 30, 2020, and a mark-to-market gain of approximately $0.2 million for the six months ended June 30, 2020. The Partnership recognized a gain of approximately $0.9 million on the settlement of derivative contracts that expired during the second quarter of 2020, calculated as the difference between the contract price and the market settlement price. The settled contracts represented 52,000 barrels of oil, resulting in a gain of $17.37 per barrel of oil. The Partnership recognized a gain of approximately $1.2 million on the settlement of derivative contracts that expired during the first half of 2020; the settled contracts represented 107,000 barrels of oil, resulting in a gain of $10.89 per barrel of oil.

The Partnership’s total net gain on derivatives for the three months ended June 30, 2019 was approximately $0.6 million, and the Partnership’s loss on derivatives for the six months ended June 30, 2019 was approximately $1.3 million. Based upon the change in estimated fair value of the Partnership’s derivative contracts (costless collars), the Partnership recorded a mark-to-market gain of approximately $0.7 million for the three months ended June 30, 2019, and a mark-to-market loss of approximately $1.2 million for the six months ended June 30, 2019. The Partnership recognized a net loss of approximately $0.1 million on the settlement of derivative contracts for the three and six months ended June 30, 2019. The settled contracts represented (i) 149,000 barrels of oil, resulting in a loss of $0.62 per barrel of oil, and (ii) 60,000 Mcf of produced natural gas, resulting in a gain of $0.06 per Mcf of natural gas. The Partnership’s derivative contracts that expired during the first quarter of 2019 were settled at no cost or benefit to the Partnership, as the contract price on the date of settlement was within the established floor and ceiling prices.

The Partnership did not enter into any new contracts during the second quarter of 2020 and had no outstanding contracts at June 30, 2020. The following table summarizes settlements on matured derivative instruments and non-cash gains or losses on open derivative instruments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Settlement gain (loss) on matured derivatives	$903,104	$(88,988)	$1,165,094	$(88,988)
Gain (loss) on mark-to-market of derivatives	(1,036,771)	676,383	207,327	(1,195,501)
Gain (loss) on derivatives	$(133,667)	$587,395	$1,372,421	$(1,284,489)

Index

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings (loss) before (i) interest (income) expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income (loss)	$(2,824,856)	$8,277,089	$(610,541)	$9,919,032
Interest (income) expense, net	(10,303)	547,800	(29,475)	1,234,387
Depreciation, depletion, amortization and accretion	2,282,670	4,307,424	6,781,392	7,068,897
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives	1,036,771	(587,395)	(207,327)	1,284,489
Adjusted EBITDAX	$484,282	$12,544,918	$5,934,049	$19,506,805

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in October 2019 and extinguishment of the Partnership’s revolving credit facility in November 2019, the Partnership’s principal source of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand and cash flow from operations to be adequate to fund its cash requirements, if market prices for oil and natural gas remain depressed and production from Partnership wells remains low due to cost-cutting measures taken by the Partnership’s operators, the Partnership’s cash flow from operations may further decline, which could have a significant impact on the Partnership’s available cash on-hand as well as the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets.

Partners’ Equity

The Partnership completed its best-efforts offering of common units on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

Index

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

For the three and six months ended June 30, 2020, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $3.9 million and $7.7 million, respectively. For the three and six months ended June 30, 2019, the Partnership paid distributions of $0.349041 and $0.698082 per common unit, or $3.1 million and $6.0 million, respectively. The Partnership generated $11.8 million and $14.8 million in cash flow from operating activities for the six months ended June 30, 2020 and 2019, respectively.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $3.1 million and $21.9 million in capital expenditures for the six months ended June 30, 2020 and 2019. As discussed above, the Partnership has 25 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 25 wells is approximately $2 to $4 million. Further, the Partnership has elected to participate in the drilling of an additional five wells that have not yet commenced drilling as of June 30, 2020. The Partnership’s estimated share of capital expenditures to complete these five wells is approximately $3 to $4 million. Because of the uncertainty surrounding global markets stemming from the COVID-19 pandemic and low commodity pricing due to excess supply and reduced demand, it is difficult to predict the amount and timing of capital expenditures for the remainder of 2020 and estimated capital expenditures could be significantly different from amounts actually invested.

Index

Based upon current information from its operators, development during the first half of 2020 and a reduction in commodity prices, the Partnership updated its future drilling schedule by operator for its June 30, 2020 reserves estimate. These updates reduced the number of wells classified as proved undeveloped reserves (“PUD”) at June 30, 2020 by approximately 10%, but the change to overall PUD reserve quantities was minimal. In addition to the $2 to $3 million in estimated capital expenditures for 2020 to complete in-process wells, the Partnership anticipates that it may be obligated to invest $65 to $75 million in capital expenditures from 2021 through 2024 to participate in new well development without becoming subject to non-consent penalties under the joint operating agreements governing the Bakken Assets. If there are any additional changes to operator capital investment plans or delays in the development of PUD reserves, the Partnership may be required to reclassify PUD locations and the associated reserves which are no longer projected to be drilled within five years to non-proved reserves.

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

Subsequent Events

In July 2020, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

COVID-19’s impact to the global economy, in particular the oil and gas industry, has been unprecedented, as reduced demand for fossil fuels has resulted in a significant decline in commodity prices during March and April 2020. The Partnership experienced a decline in anticipated revenue during March 2020 and the second quarter of 2020 due to commodity price declines, and the Partnership expects demand for oil and gas as well as commodity prices to be low for the remainder of 2020, which will negatively impact the Partnership’s business during the second half of 2020 and likely beyond. The Partnership cannot give any assurance as to when demand will return to more normal levels or if commodity prices will increase.

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

Index

Crude oil prices declined significantly in the first quarter of 2020 and into the second quarter of 2020. If oil prices remain at current levels or decline further for a prolonged period, the Partnership’s operations and financial condition may be materially and adversely affected.

In the first quarter of 2020 and through the beginning of the second quarter, crude oil prices fell sharply and dramatically, due in part to significantly decreased demand as a result of COVID-19 and the significantly increased supply of crude oil as a result of a price war between Saudi Arabia and Russia. In April 2020, Saudi Arabia, Russia, the United States and other members of OPEC agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to COVID-19. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 before declining significantly through March and further declined as prices fell below $20 per barrel by the end of April 2020. If crude oil prices remain at current levels or further decline for a prolonged period, the Partnership’s operations, financial condition, cash flows, level of expenditures and the quantity of estimated proved reserves that may be attributed to the Partnership’s properties may be materially and adversely affected.

As domestic demand for crude oil has declined substantially due to the COVID-19 pandemic, the General Partner cannot ensure that there will be a physical market for the Partnership’s production at economic prices until markets stabilize.

As a result of low commodity prices, the operators of the Partnership’s wells have and may curtail a portion of the Partnership’s estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, the excess supply of oil could lead to further curtailments by those operators. While the Partnership believes that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance the Partnership will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of the Partnership’s production can also result in increased costs under midstream and other contracts. Any of the foregoing could result in an adverse impact on the Partnerships revenues, financial position and cash flows.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL and contained in Exhibit 101.

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

Date: August 13, 2020