Form 10-K
period 2020-12-31
ENERGY RESOURCES 12, L.P.
filed 2021-03-17
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2020 was $0.

As of March 17, 2021, the Partnership had 11,031,579 common units outstanding.

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

These forward-looking statements include such things as:

•	the easing of COVID-19 and the return to pre-existing supply and demand conditions following the ultimate recovery therefrom;
•	intentions of the Partnership’s operators with regard to their drilling programs;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

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

Index

Item 1.  Business

Overview

Energy Resources 12, L.P. (the “Partnership”) is a Delaware limited partnership formed to acquire producing and non-producing oil and natural gas properties onshore in the United States and to develop those properties. The initial capitalization of the Partnership of $1,000 occurred on December 30, 2016. The Partnership completed its best-efforts offering in October 2019 with a total of approximately 11.0 million common units sold for gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

As of December 31, 2020, the Partnership owned an approximate 5.8% non-operated working interest in 372 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 1% non-operated working interest in 13 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Investment and Drilling Activity

The Partnership acquired its non-operated working interests in the Bakken Assets during 2018 in two transactions. On February 1, 2018, the Partnership completed its first purchase in the Bakken Assets for $87.5 million, subject to customary adjustments. On August 31, 2018, the Partnership completed its second purchase in the Bakken Assets for $82.5 million, subject to customary adjustments.

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2020, the Partnership has participated in the drilling of 180 wells, of which 167 have been completed and the other 13 wells are in various stages of completion at December 31, 2020. The Partnership has incurred a total of approximately $56.4 million in capital drilling and completion costs to develop these 180 wells through December 30, 2020. The 13 wells in process at December 31, 2020 are expected to be completed during 2021, and the Partnership’s estimated share of capital expenditures to complete these 13 wells is approximately $0.4 million.

COVID-19, Demand, Pricing and Production

In December 2019, China reported an outbreak of a novel coronavirus (“COVID-19”) in its Wuhan province. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March 2020 and remained depressed through the rest of 2020. This reduction in demand compounded an existing excess in supply of oil and natural gas, as the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia could not agree on daily production output of crude oil in March 2020. As a result, Russia announced its intention to increase production, and Saudi Arabia immediately countered with announced reductions to export prices. These factors led to oil prices falling in March 2020 and to 20-year lows in April 2020. NYMEX oil prices stabilized around $40 per barrel of oil in June 2020 and through the third quarter of 2020, and oil prices continued to increase through the fourth quarter of 2020, approaching $50 per barrel of oil in December 2020.

Index

In response to lower commodity prices and reduced demand, operators within the United States altered drilling programs and the related forecasted capital expenditures for those programs while also implementing other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. Certain operators of the Bakken Assets temporarily enacted some of these measures due to the inability to produce, process and sell oil and natural gas at economical prices; approximately 25% of the Partnership’s producing wells were shut in for at least a portion of the second quarter of 2020. While operators of the Bakken Assets have since returned significant inventory of existing wells to production, reduced sold production volumes and low commodity prices had a negative effect on the Partnership’s revenue and operating results during the second and third quarters of 2020. In addition, the Partnership’s operating results may be negatively impacted if new investment in the Partnership’s undrilled acreage remains limited while operators of the Bakken Assets wait for commodity prices and market supply and demand imbalances to become more favorable.

Industry Operating Environment

In addition to the specific global macroeconomic factors described above in “COVID-19, Demand, Pricing and Production”, the oil and natural gas industry is affected by other factors that the Partnership generally cannot control, including real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

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

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received, and average production costs associated with the sale of oil, natural gas, and natural gas liquids for the periods indicated below.

	Year Ended December 31,	Year Ended December 31,	Percent
	2020	2019	Change

Sold production (BOE):
Oil	853,633	1,129,951	-24.5%
Natural gas	154,081	141,508	8.9%
Natural gas liquids	141,483	126,760	11.6%
Total	1,149,197	1,398,219	-17.8%

Average sales price per unit:
Oil (per Bbl)	$37.37	$54.11	-30.9%
Natural gas (per Mcf)	1.87	2.36	-20.8%
Natural gas liquids (per Bbl)	9.03	10.09	-10.5%
Combined (per BOE)	30.38	46.08	-34.1%

Average unit cost per BOE:
Production costs
Production expenses	13.45	12.18	10.4%
Production taxes	2.55	4.13	-38.4%
Total production costs	15.99	16.31	-1.9%
Depreciation, depletion, amortization and accretion	12.36	12.30	0.5%

Index

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

For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2020:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
Proved Reserves (1)	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
Developed	6,882	9,202	1,210	9,626	$52,013
Undeveloped	10,184	7,777	1,014	12,494	16,000
Total Proved Reserves	17,066	16,979	2,224	22,120	$68,013

Index

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

The Partnership’s proved reserves as of December 31, 2020 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2020 were $39.57 per barrel of oil and $1.99 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2020 were $31.82 per barrel of oil, $(2.33) per MMcf of natural gas and $3.13 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2020 were above the 2020 average prices using the parameters established by the SEC. Therefore, due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Proved Undeveloped Reserves (PUD)

At December 31, 2020, the Partnership had PUDs of approximately 12,494 MBOE, or approximately 59% of total proved reserves. The following table reflects the changes in PUDs during 2020:

BOE
Proved undeveloped reserves, December 31, 2019	12,517,645
Revisions of previous estimates (1)	697,585
Extensions, discoveries and other additions (2)	1,188,535
Conversion to proved developed reserves (3)	(1,909,530)
Proved undeveloped reserves, December 31, 2020	12,494,235

(1)

The annual review of the PUDs resulted in a positive revision of approximately 698 MBOE. This revision was the result of 724 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2019, 21 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2020 to December 31, 2019, and 5 MBOE of downward adjustments attributable to changes in the future drill schedule.

(2)	In 2020, extensions, discoveries and other additions of 1,189 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(3)

The Partnership converted 34 wells to proved developed reserves during 2020 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 1,909 MBOE.

Index

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. The Partnership removed a portion of its PUDs during the second quarter of 2020 in conjunction with the significant drop in commodity prices caused by COVID-19 as the Partnership did not anticipate all PUD locations would be drilled within the five-year time frame. All of the Partnership’s PUDs at December 31, 2020 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2020 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership works closely with Pinnacle Energy to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. The Partnership also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year-end reserve estimates and assesses them for reasonableness. The Board of Directors of the General Partner also meets with Partnership management to discuss matters and policies related to the Partnership’s reserves.

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2020:

	December 31, 2020
	Gross	Net
Oil wells:
Williston Basin, North Dakota	372	21.6

Index

Of the total well count for 2020, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2020, the Partnership had 372 wells producing or capable of production and zero shut-in wells. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2019, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	5,861	2,457	2,664	1,117	8,525	3,574

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

Delivery Commitments

As of December 31, 2020, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Title to Properties

As is customary in the Partnership’s industry, a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, was made at the time the Partnership acquired its properties. The Partnership believes that its title to all of the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in the Partnership’s operations. The interests owned by the Partnership may be subject to one or more royalty, overriding royalty, or other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in the Partnership’s operations.

Index

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

Index

In 2018, the EPA commenced a management study of oil and gas extraction wastewater from both conventional extraction and unconventional extraction such as hydraulic fracturing. The purpose of this study is to understand if support exists for new regulations that would allow for a broader discharge of oil and gas extraction wastewater directly to surface waters under the Clean Water Act’s National Pollutant Discharge Elimination System, in addition to the primary existing disposal methods of underground injection or discharge to centralized wastewater treatment facilities. The EPA produced a report of its findings in May 2020, which did not announce any new regulatory requirements regarding oil and gas extraction wastewater. In January 2021, the EPA published its final Effluent Guidelines Program Plan 14, its biennial plan for new and revised effluent limitations guidelines and standards for industrial wastewater discharges. Plan 14 discusses several ongoing regulatory actions, including upcoming revisions to increase flexibility for centralized waste treaters of produced water from oil and gas extraction.

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

Index

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In August 2020, the EPA finalized a rule that removed sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane.

In 2016, the EPA had expanded its regulatory coverage with the addition of new rules limiting methane emissions from new or modified sites and equipment. In August 2020, the EPA also finalized a rule that rescinded the methane requirements in the 2016 NSPS for the production and processing segments of the oil and natural gas industry.

This final rule also made amendments to the fugitive emissions monitoring requirements in the 2016 NSPS for the oil and natural gas industry that included: changes to the frequency for monitoring fugitive emissions (also known as “leaks”) at well sites and compressor stations, requirements for pneumatic pumps at well sites, and reduced requirements for professional engineer certifications.

The Biden administration has pledged to review or reverse many Trump-era environmental policies, and it appears some or all of these recent changes to the 2016 NSPS for the oil and gas industry are in the spotlight of this initiative.

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

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. BLM issued a final rule in September 2018 that reduced certain compliance burdens deemed to be unnecessary, including requirements to write waste minimization plans, meet methane capture targets and use equipment that meets certain technical standards. BLM’s rule was challenged and struck down in federal court in 2020, although it is possible the Biden administration will reintroduce this type of regulation.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. The Biden administration has pledged to review many of these changes, which may result in their reversal.

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

The Biden administration has declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. It is possible this will result in additional federal initiatives to regulate greenhouse gas emissions. In January 2021, the Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. greenhouse gases before setting emissions controls. Only the electric power sector would currently satisfy that requirement, according to the EPA’s own calculations. The Biden administration is likely to make an effort to reverse this rule.

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In addition to possible federal regulation, a number of states, individually and regionally as well as some localities, also are considering or have implemented GHG regulatory programs or other steps to reduce GHG emissions. These potential regional, state and local initiatives may result in so-called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Partnership incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Partnership produces. The impact of such future programs cannot be predicted, but the Partnership does not expect its operations to be affected any differently than other similarly situated domestic competitors.

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

Index

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that somewhat loosened procedures for listing species, recovery, reclassifications and critical habitat designations. The rules removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. The Trump administration EPA also issued several Endangered Species Act decisions in the final days of 2020 that have been targeted by the Biden administration for review and possible reversal.

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

Index

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. From 2012 through the end of 2020, DOE authorized large-scale, long-term exports of lower-48-U.S.-produced LNG and compressed natural gas totaling 46.94 billion cubic feet per day of natural gas to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to non-FTA countries, and adopting a term through December 31, 2050, as the standard export term for long-term non-FTA authorizations. Under DOE’s Policy Statement, holders of existing non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050.

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

Employees

The Partnership has no officers, directors or employees. Through the General Partner, the Partnership utilizes resources from Energy 11 and other third-parties to manage and administer the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner will be made by the Board of Directors of the General Partner and its officers.

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

Index

Item 1A.  Risk Factors

Risks Related to the Partnership’s Business, Results of Operations and Cash Flows

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

The widespread outbreak of COVID-19 has significantly adversely impacted and disrupted, and is expected to continue to adversely impact and disrupt, the Partnership’s business and the industry in which the Partnership operates.

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

COVID-19’s impact to the global economy, in particular the oil and gas industry, has been unprecedented, as reduced demand for fossil fuels has resulted in a significant decline in commodity prices during March and April 2020. The Partnership experienced a decline in anticipated revenue during March 2020 and through 2020 due to commodity price declines. If demand for oil and gas as well as commodity prices remain low in 2021, the Partnership’s business will be negatively impacted. The Partnership cannot give any assurance as to when demand will return to more normal levels or if commodity prices will increase.

Index

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

As domestic demand for crude oil has declined substantially due to COVID-19, the General Partner cannot ensure that there will be a physical market for the Partnership’s production at economic prices until markets stabilize.

As a result of low commodity prices, the operators of the Partnership’s wells have and may curtail a portion of the Partnership’s estimated crude oil production and may store rather than sell additional crude oil production in the near future. Additionally, an excess supply of oil could lead to further curtailments by those operators. While the Partnership believes that the shutting-in of such production will not impact the productivity of such wells when reopened, there is no assurance the Partnership will not have a degradation in well performance upon returning those wells to production. The storing or shutting in of a portion of the Partnership’s production can also result in increased costs under midstream and other contracts. Any of the foregoing could result in an adverse impact on the Partnership’s revenues, financial position and cash flows.

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

Index

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

The Partnership’s results from operations may be impacted by a lack of geographical diversification.

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

The Partnership depends on oil and natural gas transportation and processing facilities and other assets that are owned by third parties.

The marketability of Partnership oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties. The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance, legal or other reasons such as suspension of service due to legal challenges (see below regarding the Dakota Access Pipeline), could result in a substantial increase in costs, the shut-in of producing wells or the delay or discontinuance of development plans for the Bakken Assets. The negative effects arising from these and similar circumstances may last for an extended period of time.

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, a federal district court ordered DAPL to be shut down no later than August 6, 2020, pending the completion of an environmental impact statement that is expected to take at least a year to complete. The district court’s shut-down order was subsequently temporarily stayed by a federal circuit court of appeals, and DAPL currently remains operational. But a court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

Index

Any significant curtailment in gathering system or pipeline capacity, or the unavailability of sufficient third-party trucking or rail capacity, could adversely affect the Partnership’s results of operations and financial condition.

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

The Partnership’s hedging transactions will expose it to counterparty credit risk.

Periodically, the Partnership has engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership’s hedging transactions expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. The risk of counterparty non-performance is of particular concern when there are disruptions in the financial markets and there are significant declines in oil and natural gas prices. Either of these events could lead to sudden changes in a counterparty’s liquidity and impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, the Partnership’s ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of the Partnership’s hedge providers or some other similar proceeding or liquidity constraint might make it unlikely that the Partnership would be able to collect all or a significant portion of amounts owed to it by the distressed entity or entities.

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

Index

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

Risks Related to Investment in the Partnership

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

Subsequent to the Partnership’s first acquisition of the Bakken Assets on February 1, 2018, the General Partner and its affiliates began receiving an annual management fee, paid quarterly, which is 0.5% of total gross equity proceeds raised in the Partnership’s offering. After the completion of the Partnership’s best-efforts offering in October 2019, in which approximately $218 million in gross proceeds were raised, the annual management fee to the General Partner is approximately $1.1 million. In addition, the General Partner and its affiliates have been or will be reimbursed for third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and have been or will be reimbursed for general and administrative costs of the general partner allocable to the Partnership regardless of the Partnership’s success in acquiring, developing and operating properties. The fees and direct costs to be paid to the General Partner will reduce the amount of cash distributions to investors. With respect to third-party costs, the General Partner has sole discretion on behalf of the Partnership to select the provider of the services or goods and the provider’s compensation.

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

Index

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

Beginning five to seven years after the termination of the Partnership’s offering, the Partnership plans either to sell its properties and distribute the proceeds of the sale, after payment of liabilities and expenses, to its partners; merge with another entity; or list the common units on a national securities exchange. The decision to sell the Partnership’s properties or merge with another entity will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of the Partnership’s assets, the projected amount of the Partnership’s oil and gas reserves, general economic conditions and other factors that are out of the Partnership’s control. In addition, the ability to list its common units on a national securities exchange will depend on a number of factors, including the amount of assets, revenues and earnings that the Partnership has at the time of listing, the then existing market for oil and gas master limited partnerships, the state of the U.S. securities markets, the Partnership’s ability to meet the requirements of national securities exchanges, securities laws and regulations and other factors. If the Partnership is unable to either sell its properties, merge or list the common units on a national securities exchange in accordance with its current plans, you may be unable to sell or otherwise transfer your common units and you may lose some or all of your investment. While the Partnership plans to seek a liquidity event within five to seven years, the Partnership Agreement does not obligate the General Partner to cause a liquidity event within that timeline. The timing of a liquidity event will be dependent upon many factors, including prevailing market conditions, and the Partnership Agreement gives the Partnership flexibility on timing so that the Partnership is not forced to act during periods of low oil and gas prices, or other disadvantageous situations.

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

The General Partner and its affiliates have and will receive reimbursement of third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and have and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership, regardless of the Partnership’s success in acquiring, developing and operating properties. In addition, effective February 1, 2018, the General Partner receives an annual management fee of approximately $1.1 million, paid quarterly, which is 0.5% of total gross equity proceeds raised in this offering. The Managing Dealer is eligible to receive the Dealer Manager Incentive Fees after Payout. The fees and direct costs to be paid to the General Partner and the Managing Dealer will reduce the amount of cash distributions to investors.

Risks Related to Laws, Regulations, Cybersecurity and Other External Factors

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting the Partnership’s operations.

Index

The Partnership’s business is subject to complex and stringent laws and regulations governing the acquisition, development, operation, production and marketing of oil and gas, taxation, safety matters and the discharge of materials into the environment. In order to conduct the Partnership’s operations in compliance with these laws and regulations, the operator(s) of the Partnership’s properties must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on the Partnership’s ability to develop its properties, and receipt of drilling permits with onerous conditions could increase the Partnership’s compliance costs. In addition, regulations or executive orders regarding resource conservation practices and the protection of correlative rights may affect the Partnership’s operations by limiting the quantity of oil, natural gas and natural gas liquids the Partnership may produce and sell.

The Partnership is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil, natural gas and natural gas liquids. While the cost of compliance with these laws is not expected to be material to the Partnership’s operations, the possibility exist that new laws, regulations, executive orders or enforcement policies could be more stringent and significantly increase the Partnership’s compliance costs. If the Partnership is not able to recover the resulting costs through insurance or increased revenues, the Partnership’s ability to pay distributions to holders of the Partnership’s common units and service the Partnership’s debt obligations could be adversely affected.

Federal and state legislative initiatives, including executive orders, relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays, and even could result in the Partnership ceasing business operations.

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

On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and therefore not impacted by this executive order. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

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

Index

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has adopted rules to regulate methane emissions, including from new and modified oil and gas production sources and natural gas processing and transmission sources, and has announced its intention to regulate methane emissions from existing oil and gas sources. Although some of these requirements have been rescinded under the Trump administration, the Biden administration has pledged to scrutinize these changes and possibly reverse them. The broader recent trend of more expansive and stricter climate change regulation may continue for the long term, including with the Biden administration’s return to the Paris Agreement global treaty to curb greenhouse gas emissions.

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

●

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of the Partnership’s chief executive officer; and

●

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation.

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

Index

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

Percentage depletion is generally available with respect to common unitholders who qualify under the independent producer exemption contained in Internal Revenue Code (“Code”) Section 613A(c). For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. The Partnership cannot determine whether or provide any assurance that you will qualify as an independent producer. Further, if you do qualify as an independent producer, you are required to determine the amount of your allowed percentage depletion deduction and maintain records supporting such determination.

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

Index

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

These rules were modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the CARES Act, the Partnership may elect to increase the amount of business interest it is allowed to deduct by increasing the 30% limitation to 50% of adjusted taxable income for its 2019 and 2020 taxable years. Further, in determining the interest deductibility limitation for the Partnership’s 2020 taxable year, under the CARES Act, the Partnership may elect to utilize the amount of adjusted taxable income generated in its 2019 taxable year.

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2020, there were approximately 11.0 million common units outstanding, which were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded. Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership announced an estimated per common unit value of the Partnership’s common units as of December 31, 2020 of $16.76 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2020. The developed per common unit value range is $14.72 – $18.76. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/20
(unaudited)

Estimated fair value of oil and gas properties	$181,500
Estimated fair value of cash and cash equivalents	3,077
Estimated fair value of other assets and liabilities, net	309
Estimated fair value of preferred distribution rights	-
Estimated fair value of equity	$184,886

Common units outstanding	11,032

Estimated value per common unit	$16.76

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2020. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2020. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2020. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 14 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2021, which ranges from $48.26 per barrel to $44.95 per barrel as of January 1, 2021 to December 31, 2025, and an increase of 3% thereafter with price cap at $75.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2021, which ranges from $2.67 per Mcf to $2.50 per Mcf as of January 1, 2021 to December 31, 2025, and an increase of 3% thereafter with price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
o	Weighted average oil differential of $7.79 per barrel of oil
o	Weighted average natural gas differential of $4.71 per Mcf of natural gas
o	Natural gas liquids (NGL) pricing determined using weighted average of 6.7% of NYMEX oil price
o	Weighted average natural gas shrink of 28.2%
o	Weighted average NGL yield of 124.98 barrels per MMcf of wet gas
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
o	Proved developed producing (PDP) assets – 5.0%
o	Proved developed non-producing (PDNP) assets – 10.0%
o	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
o	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
o	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
o	Proved developed and undeveloped non-consent assets – 50.0%
•	Total lease operating and workover expenses per well estimated at $8.50 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated between approximately $5.0 and $8.0 million per well, depending upon length of the well

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.64 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.94 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $2.00 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $2.04 per common unit, all other assumptions remaining the same;

Index

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.98 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.98 per common unit, all other assumptions remaining the same.

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

For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million.

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

The general partner is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership made by the General Partner are made by the Board of Directors of the General Partner and its officers. The Partnership has no officers, directors or employees.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2020, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.8% non-operated working interest in 372 producing wells, an estimated approximate 1% non-operated working interest in 13 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

COVID-19, Demand, Pricing and Production

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

In December 2019, China reported an outbreak of a novel coronavirus (“COVID-19”) in its Wuhan province. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March 2020 and remained depressed through the remainder of 2020. This reduction in demand compounded an existing excess in supply of oil and natural gas, as the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia could not agree on daily production output of crude oil in March 2020. As a result, Russia announced its intention to increase production, and Saudi Arabia immediately countered with announced reductions to export prices. These factors led to oil prices falling in March 2020 and to 20-year lows in April 2020. NYMEX oil prices stabilized around $40 per barrel of oil in June 2020 and through the third quarter of 2020, and oil prices continued to increase through the fourth quarter of 2020, approaching $50 per barrel of oil in December 2020.

Index

The following table lists average NYMEX prices for oil and natural gas for the periods defined below:

	Year Ended December 31,	Year Ended December 31,	Percent
	2020	2019	Change
Average market closing prices (1)
Oil (per Bbl)	$39.26	$56.96	-31.1%
Natural gas (per Mcf)	$2.03	$2.56	-20.7%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

In response to lower commodity prices and reduced demand caused by the factors described above, operators within the United States altered drilling programs and the related forecasted capital expenditures for those programs while also implementing other cost-saving measures, such as curtailing production or shutting in producing wells, during the second quarter of 2020. Certain operators of the Bakken Assets temporarily enacted some of these measures due to the inability to produce, process and sell oil and natural gas at economical prices; approximately 25% of the Partnership’s producing wells were shut in for at least a portion of the second quarter of 2020. While operators of the Bakken Assets have since returned significant inventory of existing wells to production, reduced sold production volumes and low commodity prices had a negative effect on the Partnership’s revenue and operating results during the second and third quarters of 2020.

The Partnership’s revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. The Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites when cash flow is available. However, the Partnership’s operating results will be negatively impacted if new investment in the Partnership’s undrilled acreage remains limited while operators of the Bakken Assets wait for commodity prices and market supply and demand imbalances to become more favorable.

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the year ended December 31, 2020. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2020 were $39.57 per barrel of oil and $1.99 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2020 were $31.82 per barrel of oil, $(2.33) per MMcf of natural gas and $3.13 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $49.42 per barrel of oil, $(1.61) per MMcf of natural gas and $2.74 per barrel of NGL.

Results of Operations for Years 2020 and 2019

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2020 and 2019.

Index

	Year Ended December 31,
	2020	Percent of Revenue	2019	Percent of Revenue	Percent Change
Total revenues	$34,914,718	100.0%	$64,430,817	100.0%	-45.8%
Production expenses	15,455,915	44.3%	17,027,589	26.4%	-9.2%
Production taxes	2,924,746	8.4%	5,772,463	9.0%	-49.3%
Depreciation, depletion, amortization and accretion	14,204,418	40.7%	17,203,330	26.7%	-17.4%
General, administration and other expense	2,377,005	6.8%	2,323,230	3.6%	2.3%

Sold production (BOE):
Oil	853,633		1,129,951		-24.5%
Natural gas	154,081		141,508		8.9%
Natural gas liquids	141,483		126,760		11.6%
Total	1,149,197		1,398,219		-17.8%

Average sales price per unit:
Oil (per Bbl)	$37.37		$54.11		-30.9%
Natural gas (per Mcf)	1.87		2.36		-20.8%
Natural gas liquids (per Bbl)	9.03		10.09		-10.5%
Combined (per BOE)	30.38		46.08		-34.1%

Average unit cost per BOE:
Production expenses	13.45		12.18		10.4%
Production taxes	2.55		4.13		-38.4%
Depreciation, depletion, amortization and accretion	12.36		12.30		0.5%

Capital expenditures	$8,822,410		$32,179,357

Oil, natural gas and NGL revenues

For the years ended December 31, 2020 and 2019, revenues for oil, natural gas and NGL sales were $34.9 million and $64.4 million, respectively. Revenues for the sale of crude oil were $31.9 million and $61.1 million, respectively, which resulted in realized prices of $37.37 and $54.11 per barrel, respectively. Revenues for the sale of natural gas were $1.7 million and $2.0 million, respectively, which resulted in realized prices of $1.87 and $2.36 per Mcf, respectively. Revenues for the sale of NGLs were $1.3 million in both periods, which resulted in realized prices of $9.03 and $10.09 per BOE, respectively. Average realized prices in the fourth quarter of 2020 were approximately $40.19 per barrel of oil, $2.42 per Mcf of natural gas and $13.03 per BOE of NGL, compared to the fourth quarter of 2019 prices of approximately $52.12 per barrel of oil, $2.23 per Mcf of natural gas and $11.77 per BOE of NGL.

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to oil supply produced in the Bakken exceeding demand and the storage capacity available at refineries, the Partnership’s oil price differentials increased during the second quarter of 2020. However, as market supply and demand imbalances began to stabilize in July 2020, the Partnership’s oil price differential returned closer to historical levels during the third and fourth quarters of 2020. In July 2020, a federal judge ruled that two significant pipelines that transport oil and natural gas from North Dakota fields must suspend operations due to environmental review and disputes over right to use land owned by Native Americans (the ruling was later stayed on appeal and the case remains active in court). If use of the region pipelines is suspended at a future date, the Partnership anticipates its differential would increase.

The Partnership’s results for the year ended December 31, 2020 were negatively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs, which decreased, in comparison to the year ended December 31, 2019, due to (i) a decline in market commodity prices (factors discussed in “COVID-19, Demand, Pricing and Production” above) and (ii) significant increases in the oil differential during the second quarter of 2020. In addition to lower realized sales prices, the Partnership’s sold oil production in 2020 was negatively impacted by cost-cutting measures implemented by operators of the Bakken Assets, as approximately 25% of the Partnership’s wells were shut in for at least a portion of the second quarter of 2020. The Partnership’s sold production decreased to approximately 1,300 BOE per day in May 2020. The Partnership’s sold production for the Bakken Assets was approximately 3,900 BOE per day for the fourth quarter of 2020 and approximately 3,100 BOE per day for the year ended December 31, 2020. The Partnership’s production volumes increased significantly in the fourth quarter of 2020 due to recently completed wells. In contrast, the Partnership’s sold production volumes for the year ended December 31, 2019 exceeded those for the year ended December 31, 2020, as fully operational existing wells and recently completed wells contributed to significant increases in the Partnership’s sold production volumes of oil, natural gas and NGL. The Partnership’s sold production for the Bakken Assets was approximately 4,700 BOE per day for the fourth quarter of 2019 and approximately 3,800 BOE per day for the year ended December 31, 2019.

Index

Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

Realized sales prices for natural gas and NGLs were also negatively impacted in 2020 due to processing and transportation constraints, discussed above in “COVID-19, Demand, Pricing and Production” and below in “Production Expenses”, as product leaves the region upon extraction and processing. Sold production volumes for natural gas and NGLs increased in 2020 compared to sold production volumes in 2019 due to the Partnership’s operators minimizing natural gas shrink throughout 2020.

If operators are unable to produce, process and sell oil and natural gas at economical prices, the operators of the Bakken Assets may curtail daily production, shut-in producing wells or seek other cost-cutting measures. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 13 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership expects to experience natural production declines until market conditions improve, the 13 in-process wells are completed, and the operators of the Bakken Assets believe market conditions are favorable to proceed with new well drilling.

Operating costs and expenses

Production expenses

Production expenses are daily costs incurred by the Partnership to bring oil and natural gas out of the ground and to market, along with the daily costs incurred to maintain producing properties. Such costs include field personnel compensation, saltwater disposal, utilities, maintenance, repairs and servicing expenses related to the Partnership’s oil and natural gas properties, along with the gathering and processing contract in effect for the extraction, transportation and treatment of natural gas.

For the years ended December 31, 2020 and 2019, production expenses were $15.5 million and $17.0 million, and production expenses per BOE of sold production were $13.45 and $12.18, respectively. Production expenses per BOE increased in 2020 in comparison to 2019 primarily due to the following: (i) a decrease in sold production volumes along with fixed lease operating expenses; (ii) a portion of the Partnership’s wells had tubing erosion due to extreme sand production, which required significant rework to return these wells to production; and (iii) the costs to gather, process and market the Partnership’s production, specifically natural gas and NGLs, increased due to excess supply during the second and third quarters of 2020.

Production expenses for the fourth quarters of 2020 and 2019 were $4.4 million and $5.9 million, respectively, and production expenses per BOE of production were $12.17 and $13.58, respectively. Production expenses per BOE for the fourth quarter of 2020 were below production expenses per BOE of the same period of 2019 primarily due to a decrease in workover expenses, as significant workover expenses were incurred during the fourth quarter of 2019 to maintain well performance. In addition, the operating environment in the Willison Basin was altered due to the severe impacts of COVID-19, and the implementation of cost-saving measures by its operators allowed the Partnership to save on routine expenses to maintain producing wells, both for the full year and the fourth quarter of 2020. The Partnership anticipates its operators may be able to effectively gather, process and market its production at lower costs in 2021 based on fourth quarter of 2020 market supply and demand conditions.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the years ended December 31, 2020 and 2019 were $2.9 million (8% of revenue) and $5.8 million (9% of revenue), respectively. Production taxes for the fourth quarters of 2020 and 2019 were $1.0 million (8% of revenue) and $1.6 million (9% of revenue), respectively. Sold oil production accounted for approximately 74% of total sold production in 2020, compared to approximately 81% in 2019.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees. General and administrative costs for the years ended December 31, 2020 and 2019 were $2.4 million and $2.3 million, respectively.

Index

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the years ended December 31, 2020 and 2019 was $14.2 and $17.2 million, respectively, and DD&A per BOE of production was $12.36 and $12.30, respectively. DD&A for the fourth quarters of 2020 and 2019 was $4.0 million and $5.9 million, respectively, and DD&A per BOE of production was $11.12 and $13.63, respectively.

The decrease in DD&A expense per BOE of production for the fourth quarter of 2020, compared to the fourth quarter of 2019, is primarily due to the Partnership’s significant investment in new wells during the fourth quarter of 2019.

Interest income (expense), net

Interest income, net for the year ended December 31, 2020 was $30,000, and Interest expense, net for the year ended December 31, 2019 was $1.6 million, respectively. The primary component of Interest expense, net, during 2019 was interest expense on the Partnership’s credit facility that was terminated in November 2019.

Loss on extinguishment of debt

In November 2019, upon the termination of its revolving credit facility, the Partnership recognized a loss on extinguishment of approximately $1.0 million related to its remaining unamortized deferred loan costs associated with the origination of its credit facility and was recorded as Loss on extinguishment of debt.

Gain (loss) on derivatives, net

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Periodically, the Partnership utilizes derivative contracts to manage the commodity price risk on the Partnership’s future oil production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations.

The Partnership did not designate its 2019 or 2020 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gain (loss) recorded during the periods presented.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Settlements on matured derivatives, net	$1,116,113	$(56,348)
Loss on mark-to-market of derivatives, net	(387,305)	(1,086,944)
Gain (loss) on derivatives, net	$728,808	$(1,143,292)

The mark-to-market net losses recorded for the years ended December 31, 2020 and 2019 represent the change in fair value of the Partnership’s derivative instruments held at period-end. These unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The Partnership’s oil production contracts that expired during the year ended December 31, 2020 represented approximately 168,000 barrels of oil. The Partnership’s realized net gain of approximately $1.1 million equated to an approximate gain of $6.66 per barrel of oil. The Partnership’s oil production contracts that expired during the fourth quarter of 2020 represented approximately 61,000 barrels of oil. The Partnership’s realized loss of approximately $49,000 equated to an approximate loss of $0.81 per barrel of oil.

The Partnership’s oil production contracts that expired during the year ended December 31, 2019 represented approximately 326,000 barrels of oil and 230,000 Mcf of natural gas. The Partnership’s realized net loss of approximately $56,000 equated to an approximate loss of $0.24 per barrel of oil and an offsetting approximate gain of $0.10 per Mcf of natural gas. The Partnership’s oil production contracts that expired during the fourth quarter of 2019 represented approximately 117,000 barrels of oil and 120,000 Mcf of natural gas. The Partnership’s realized gain of approximately $23,000 equated to an approximate gain of $0.11 per barrel of oil and an approximate gain of $0.09 per Mcf of natural gas.

Index

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production as of December 31, 2020.

	Costless Collar Volumes (Bbl)	Floor / Ceiling Prices ($)
01/2021 - 05/2021	68,247	38.00 / 44.85
01/2021 - 05/2021	68,247	37.50 / 46.00

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest income (expense), net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; (v) (gain)/loss on the mark-to-market of derivative instruments; and (vi) loss on extinguishment of debt, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income (loss), operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income	$711,301	$18,340,788
Interest (income) expense, net	(29,859)	1,620,953
Depreciation, depletion, amortization and accretion	14,204,418	17,203,330
Exploration expenses	-	-
Non-cash loss on mark-to-market of derivatives	387,305	1,086,944
Loss on extinguishment of debt	-	999,172
Adjusted EBITDAX	$15,273,165	$39,251,187

Liquidity and Capital Resources

With the completion of the Partnership’s best-efforts offering in October 2019 and extinguishment of the Partnership’s revolving credit facility in November 2019, the Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing capital expenditures discussed below. Although the Partnership anticipates its cash on-hand and cash flow from operations to be adequate to fund its cash requirements, another steep decline in market prices for oil and natural gas, such as the instance observed during the second quarter of 2020 due to COVID-19, and/or production not replenished through the completion of new well investments could have a significant impact on the Partnership’s cash flow from operations and available cash on-hand. These factors could also impact the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets. Although the Partnership did extinguish its revolving credit facility in November 2019, the Partnership may utilize available financing for future capital expenditures.

Financing

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

Index

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

For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million. The Partnership generated $16.3 million and $36.1 million in cash flow from operations for the years ended December 31, 2020 and 2019, respectively.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations and capital expenditures for new wells. In light of the global economic volatility and a low commodity price environment in 2020, as discussed in the “COVID-19, Demand, Pricing and Production” section above, there can be no assurance as to the classification or duration of distributions at the current distribution rate of $1.40 per common unit per year. If distributions are not paid or are reduced, the difference to the current distribution rate of $1.40 per common unit will be deferred and is required to be paid before final Payout occurs, as discussed above.

Oil and Gas Properties

Future Investment

The Partnership incurred approximately $8.8 million and $32.2 million, respectively, in capital expenditures for the years ended December 31, 2020 and 2019. The Partnership expects to invest approximately $8 to $10 million in capital expenditures during 2021, including approximately $0.4 million in capital expenditures to complete the 13 wells in process at December 31, 2020. In addition to the estimated capital expenditures in 2021, the Partnership anticipates that it may be obligated to invest an additional $60 to $70 million in drilling capital expenditures from 2022 through 2025 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Index

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2021. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Oil, Natural Gas and NGL Reserves

The Partnership updated its proved undeveloped reserves (“PUD”) during the second quarter of 2020 as a result of lower oil and natural gas prices as well as changes in the planned timing of drilling and completing PUD reserve locations outside of the SEC five-year window. See Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2020.

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

Critical Accounting Policies and Estimates

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

Index

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

Revenue Recognition

The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. As the Partnership does not operate its properties, it receives actual oil, natural gas, and NGL sales volumes and prices, net of costs incurred by the operators, two to three months after the date production is delivered by the operator. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from the Partnership’s operators are accrued in Accounts receivable and other current assets in the consolidated balance sheets. Variances between the Partnership’s estimated revenue and actual payments are recorded in the month the payment is received; differences have been and are insignificant. As a result, the variable consideration is not constrained. The Partnership has elected to utilize the practical expedient in ASC 606 that states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Each delivery of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

Subsequent Events

In January 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In February 2021, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, Partners’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Richmond, Virginia

March 17, 2021

Index

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$3,076,840	$14,834,452
Accounts receivable and other current assets	5,629,026	8,186,604
Total Current Assets	8,705,866	23,021,056

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $36,136,401 and $21,955,397, respectively	192,170,057	197,498,771
Total Assets	$200,875,923	$220,519,827

Liabilities
Accounts payable and accrued expenses	$3,658,846	$9,052,746
Derivative liability	594,632	207,327
Total Current Liabilities	4,253,478	9,260,073

Asset retirement obligations	624,089	570,795
Total Liabilities	4,877,567	9,830,868

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	195,998,571	210,689,174
General partner's interest	(215)	(215)
Total Partners’ Equity	195,998,356	210,688,959

Total Liabilities and Partners’ Equity	$200,875,923	$220,519,827

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Revenues
Oil	$31,904,428	$61,146,651
Natural gas	1,732,123	2,005,423
Natural gas liquids	1,278,167	1,278,743
Total revenue	34,914,718	64,430,817

Operating costs and expenses
Production expenses	15,455,915	17,027,589
Production taxes	2,924,746	5,772,463
General and administrative expenses	2,377,005	2,323,230
Depreciation, depletion, amortization and accretion	14,204,418	17,203,330
Total operating costs and expenses	34,962,084	42,326,612

Operating income (loss)	(47,366)	22,104,205

Interest income (expense), net	29,859	(1,620,953)
Loss on extinguishment of debt	-	(999,172)
Gain (loss) on derivatives, net	728,808	(1,143,292)
Total other expense, net	758,667	(3,763,417)

Net income	$711,301	$18,340,788

Basic and diluted net income per common unit	$0.06	$1.92

Weighted average common units outstanding - basic and diluted	11,031,579	9,555,311

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2018	7,857,359	146,001,359	(215)	146,001,144
Net proceeds from issuance of common units	3,174,220	59,633,446	-	59,633,446
Distributions declared and paid to common units ($1.396164 per common unit)	-	(13,286,419)	-	(13,286,419)
Net income	-	18,340,788	-	18,340,788
Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($1.396165 per common unit)	-	(15,401,904)	-	(15,401,904)
Net income	-	711,301	-	711,301
Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Cash flow from operating activities:
Net income	$711,301	$18,340,788

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	14,204,418	17,203,330
Loss on mark-to-market of derivatives	387,305	1,086,944
Loss on extinguishment of debt	-	999,172
Non-cash expenses, net	-	513,770

Changes in operating assets and liabilities:
Accounts receivable and other current assets	2,557,578	(4,755,540)
Accounts payable and accrued expenses	(1,540,250)	2,697,734

Net cash flow provided by operating activities	16,320,352	36,086,198

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	(110,073)	(1,367,256)
Additions to oil and natural gas properties	(12,565,987)	(36,408,112)

Net cash flow used in investing activities	(12,676,060)	(37,775,368)

Cash flow from financing activities:
Net proceeds from (payments on) revolving credit facility	-	(39,500,000)
Net proceeds related to issuance of common units	-	59,627,639
Distributions paid to limited partners	(15,401,904)	(13,286,419)

Net cash flow provided by (used in) financing activities	(15,401,904)	6,841,220

Increase (decrease) in cash and cash equivalents	(11,757,612)	5,152,050
Cash and cash equivalents, beginning of period	14,834,452	9,682,402

Cash and cash equivalents, end of period	$3,076,840	$14,834,452

Interest paid	$-	$1,170,811

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,095,846	$6,048,081

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2020

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

As of December 31, 2020, the Partnership owned an approximate 5.8% non-operated working interest in 372 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 1% non-operated working interest in 13 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Index

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2020 and 2019, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the years ended December 31, 2020 and 2019, the Partnership’s oil, natural gas and NGL sales were through 14 operators and approximately 92% and 91% of the Partnership’s total revenue was generated through sales by four operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2020 and 2019 relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2018	$383,255
Well additions	49,801
Accretion	20,607
Revisions (1)	117,132
Balance as of December 31, 2019	570,795
Well additions	29,880
Accretion	23,414
Revisions	-
Balance as of December 31, 2020	$624,089

(1)

During 2019, six wells owned by the Partnership were deemed to be shut-in by the Partnership’s operators. Revisions to the asset retirement obligations represent the full accretion of these six wells due to the reduction in the estimated life of the wells.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2020 and 2019, there were no such costs accrued.

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

Index

Revenue Recognition

The Partnership is bound by a joint operating agreement with the operator of each of its producing wells. Under the joint operating agreement, the Partnership’s proportionate share of production is marketed at the discretion of the operators. The Partnership typically satisfies its performance obligations upon transfer of control of its products and records the related revenue in the month production is delivered to the purchaser. As the Partnership does not operate its properties, it receives actual oil, natural gas, and NGL sales volumes and prices, net of costs incurred by the operators, two to three months after the date production is delivered by the operator. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from the Partnership’s operators are accrued in Accounts receivable and other current assets in the consolidated balance sheets. Variances between the Partnership’s estimated revenue and actual payments are recorded in the month the payment is received; differences have been and are insignificant. As a result, the variable consideration is not constrained. The Partnership has elected to utilize the practical expedient in ASC 606 that states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Each delivery of product represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

Net Income per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2020 and 2019. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 7) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) would occur.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of December 31, 2020, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.8% non-operated working interest in 372 producing wells, and an estimated approximate 1% non-operated working interest in 13 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2020, the Partnership has participated in the drilling of 180 wells, of which 167 have been completed and 13 wells are in various stages of completion at December 31, 2020. The Partnership incurred approximately $8.8 million and $32.2 million in capital drilling and completion costs for the years ended December 31, 2020 and 2019, respectively. The Partnership anticipates approximately $0.4 million of capital expenditures to be incurred in first half of 2021 to complete the 13 wells in various stages of completion at December 31, 2020; however, actual capital expenditures incurred may exceed this range.

Index

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership considered the declines in the current and forecasted operating cash flows resulting from COVID-19 and sustained lower commodity prices to be potential indicators of impairment and, as a result, performed a test of recoverability for the Bakken Assets. Estimated future net cash flows calculated in the recoverability test were based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on NYMEX forward strip prices as of January 1, 2021, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating cost estimates were based on actual historical costs of the Bakken Assets. The Partnership’s recoverability analyses did not identify any impairment losses as of December 31, 2020.

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

Index

●

Level 2: Significant other observable inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, either directly or indirectly, for substantially the full term of the financial instrument

●	Level 3: Significant unobservable inputs

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2020 and 2019, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019.

	Year Ended December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(594,632)	$-
Total	$-	$(594,632)	$-

	Year Ended December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(207,327)	$-
Total	$-	$(207,327)	$-

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative liability at December 31, 2020 and 2019. See additional detail in Note 6. Risk Management.

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s cash and cash equivalents, accounts receivable and other current assets, accounts payable and accrued expenses reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

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

As of December 31, 2020 and 2019, the Partnership’s derivative instruments were in a loss position; therefore, current liabilities of approximately $0.6 million and $0.2 million, respectively, which approximate fair value, were recognized in Derivative Liability on the Partnership’s consolidated balance sheets.

Index

The Partnership determined the estimated fair value of derivative instruments using a market approach based on several factors, including quoted market prices in active markets and quotes from third parties, among other things. The Partnership also performed an internal valuation to ensure the reasonableness of third-party quotes. In consideration of counterparty credit risk, the Partnership assessed the possibility of whether the counterparty to the derivative would default by failing to make any contractually-required payments. Additionally, the Partnership considered that the counterparty is of substantial credit quality and had the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions. See additional discussion above in Note 5. Fair Value of Financial Instruments.

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect a realized net gain on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) losses below represent the change in fair value of derivative instruments which were held at period-end.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Settlements on matured derivatives, net	$1,116,113	$(56,348)
Loss on mark-to-market of derivatives, net	(387,305)	(1,086,944)
Gain (loss) on derivatives, net	$728,808	$(1,143,292)

The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars, and the contracts are settled monthly. The following table reflects the open costless collar derivative instruments as of December 31, 2020.

Settlement Period	Basis	Oil (Barrels)	Floor / Ceiling Prices ($)	Fair Value of Liability at December 31, 2020
01/01/21 - 05/31/21	NYMEX	68,247	38.00 / 44.85	$(324,723)
01/01/21 - 05/31/21	NYMEX	68,247	37.50 / 46.00	(269,909)
				$(594,632)

The Partnership’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involves the risk that the Partnership’s counterparty will be unable to meet the financial terms of such instruments.

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

Under the agreement with David Lerner Associates, Inc. (the “Managing Dealer”), the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering on October 24, 2019, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million. For the year ended December 31, 2019, the Partnership paid distributions of $1.396164 per common unit, or $13.3 million.

Note 8.  Related Parties

The Class A voting members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer and David S. McKenney, Chief Financial Officer. Messrs. Knight and McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. (“Energy 11”), a limited partnership that also invests in producing and non-producing oil and gas properties on-shore in the United States. The Class B non-voting members of the General Partner are affiliates of Anthony F. Keating, III and Michael J. Mallick, the Co-Chief Operating Officers of Energy 11’s general partner.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2020 and 2019 was approximately $1.1 million and $1.0 million, respectively. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

For the years ended December 31, 2020 and 2019, approximately $380,000 and $414,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2020 and 2019, approximately $90,000 and $133,000, respectively, was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

Index

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that gave the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. The compensation due to the President of Energy 11’s general partner was also a shared cost between the Partnership and Energy 11 for the years ended December 31, 2020 and 2019. The Partnership leases office space in Oklahoma City, Oklahoma on a month-to-month basis from an affiliate of the General Partner; because the office space is shared between the Partnership and Energy 11, the monthly payments of $8,537 made in 2019 and 2020 were evenly split between the two partnerships in accordance with the cost sharing agreement. For the years ended December 31, 2020 and 2019, approximately $268,000 and $285,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. At December 31, 2019, approximately $85,000 was due from the Partnership to Energy 11 and is included in Accounts payable and accrued expenses in the consolidated balance sheet. In October 2020, the cost sharing agreement was terminated by the Partnership, effective December 31, 2020.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and Energy 11, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator will also assist the General Partner with the day-to-day operations of the Partnership. As described above, the Partnership currently pays the General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Under the ASA, the General Partner will pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. The General Partner has also agreed to pay the president of Energy 11’s general partner, who is an employee of the Administrator, an annual base compensation of $175,000, plus benefits, for his services that are included under the ASA.

The ASA is effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or Energy 11 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2020 and 2019 is as follows:

	2020	2019
Producing properties	$157,212,668	$148,370,378
Non-producing	71,093,790	71,083,790
	228,306,458	219,454,168
Accumulated depreciation, depletion and amortization	(36,136,401)	(21,955,397)
Net capitalized costs	$192,170,057	$197,498,771

For the years ended December 31, 2020 and 2019, the Partnership incurred the following costs in oil and natural gas producing activities:

	2020	2019
Property acquisition costs	$-	$256,536
Development costs	8,852,290	32,229,159
	$8,852,290	$32,485,695

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2020, 2019 and 2018.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2020, 2019 and 2018 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2018	20,264,440	9,962,790	1,492,085	23,416,990
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	94,703	50,978	7,664	110,863
Revisions of previous estimates (2)	(1,047,353)	(395,183)	50,422	(1,062,795)
Production	(1,129,951)	(849,047)	(126,760)	(1,398,219)
December 31, 2019	18,181,839	8,769,538	1,423,411	21,066,839
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	954,587	668,211	122,579	1,188,535
Revisions of previous estimates (4)	(1,217,253)	8,465,491	820,183	1,013,845
Production	(853,633)	(924,481)	(141,483)	(1,149,197)
December 31, 2020	17,065,540	16,978,759	2,224,690	22,120,022

(1)	In 2019, extensions, discoveries and other additions of 111 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(2)

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

(3)	In 2020, extensions, discoveries and other additions of 1,189 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(4)

Revisions to previous estimates increased proved reserves by 1,014 MBOE. The impact of these revisions had differing impacts to the Partnership’s oil, natural gas and NGL volumes. The revisions for oil volumes include 735 MBOE of downward adjustments attributable to well performance, 448 MBOE of downward adjustments attributable to changes in the future drill schedule, and 35 MBOE of downward adjustments caused by lower oil prices when comparing the Partnership’s reserve estimates at December 31, 2020 to December 31, 2019. The revisions for natural gas and NGL volumes include 1,800 MBOE of upward adjustments attributable to well performance, 443 MBOE of upward adjustments attributable to changes in the future drill schedule, and 11 MBOE of downward adjustments caused by lower oil prices when comparing the Partnership’s reserve estimates at December 31, 2020 to December 31, 2019.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2020 were $39.57 per barrel of oil and $1.99 per MMcf of natural gas, before price differentials. Including the effect of price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2020 were $31.82 per barrel of oil, $(2.33) per MMcf of natural gas and $3.13 per barrel of NGL. The oil and natural gas prices used in computing the Partnership’s reserves as of December 31, 2019 were $55.69 per barrel of oil and $2.58 per MMcf of natural gas, before price differentials. Including the effect of average price differential adjustments, the average realized prices used in computing the Partnership’s reserves as of December 31, 2019 were $49.42 per barrel of oil, $(1.61) per MMcf of natural gas and $2.74 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2020, 2019 and 2018 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2018	6,982,216	4,126,780	686,765	8,356,778
December 31, 2019	6,986,035	4,733,090	774,311	8,549,194
December 31, 2020	6,881,782	9,202,098	1,210,323	9,625,787

Proved undeveloped reserves:
December 31, 2018	13,282,224	5,836,010	805,320	15,060,212
December 31, 2019	11,195,804	4,036,448	649,100	12,517,645
December 31, 2020	10,183,758	7,776,661	1,014,367	12,494,235

Index

The following details the changes in proved undeveloped reserves (PUD) for 2019 and 2020 (in BOE):

BOE
Proved undeveloped reserves, December 31, 2018	15,060,212
Revisions of previous estimates (1)	(401,688)
Extensions, discoveries and other additions (2)	52,367
Conversion to proved developed reserves (3)	(2,193,246)
Proved undeveloped reserves, December 31, 2019	12,517,645
Revisions of previous estimates (4)	697,585
Extensions, discoveries and other additions (5)	1,188,535
Conversion to proved developed reserves (6)	(1,909,530)
Proved undeveloped reserves, December 31, 2020	12,494,235

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

(4)

The annual review of the PUDs resulted in a positive revision of approximately 698 MBOE. This revision was the result of 724 MBOE of upward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2019, 21 MBOE of downward adjustments caused by lower oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2020 to December 31, 2019, and 5 MBOE of downward adjustments attributable to changes in the future drill schedule.

(5)	In 2020, extensions, discoveries and other additions of 1,189 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(6)

The Partnership converted 34 wells to proved developed reserves during 2020 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 1,909 MBOE.

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

Index

	2020	2019
	(in thousands)	(in thousands)

Future cash inflows	$510,534	$888,271
Future production costs	(233,563)	(244,165)
Future development costs	(83,551)	(88,056)
Future net cash flows	193,420	556,050
10% annual discount	(125,407)	(312,901)
Standardized measure of discounted future net cash flows	$68,013	$243,149

Changes in the standardized measure of discounted future net cash flows are as follows:

	2020	2019
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$243,149	$370,495
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	7,889	1,093
Sales of oil, natural gas and NGLs, net of production costs	(16,534)	(41,631)
Net changes in prices and production costs	(149,606)	(97,776)
Development costs incurred during the period	8,852	32,229
Revisions to previous estimates	(45,739)	(40,287)
Accretion of discount	24,349	37,101
Change in estimated future development costs	(4,347)	(18,075)
Standardized measure of discounted future net cash flows	$68,013	$243,149

Note 10.  Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2020 and 2019. Net income per common unit is non-additive in comparison to net income per common unit for each year due to the timing and size of the Partnership’s common unit issuances.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,932,896	3,189,431	7,903,439	11,888,952
Net income (loss)	$2,214,315	(2,824,856)	(76,659)	1,398,501
Basic and diluted net income (loss) per common share	$0.20	(0.26)	(0.01)	0.13

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,361,830	$18,832,114	$15,883,884	$18,352,989
Net income	$1,641,943	$8,277,089	$5,680,657	$2,741,099
Basic and diluted net income per common share	$0.20	$0.92	$0.56	$0.25

Note 11.  Subsequent Events

In January 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

In February 2021, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2020, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2020:

Name	Age	Position
Glade M. Knight	76	Director and Chief Executive Officer
David S. McKenney	58	Director and Chief Financial Officer and Secretary

The following is a biographical summary of the business experience of these directors and executive officers:

Glade M. Knight. Mr. Knight has been part owner of and the Chief Executive Officer of the General Partner since its formation in December 2016. Mr. Knight is also a part owner of and the Chief Executive Officer of Energy 11 GP, LLC, the general partner of Energy 11, a partnership also focused on investments in the oil and gas industry. Mr. Knight is the founder and has served as Executive Chairman of Apple Hospitality REIT, Inc. since May 2014, and previously served as Chairman and Chief Executive Officer since its inception. Mr. Knight was also the founder of each of the former Apple REIT Companies and served as their Chairman and Chief Executive Officer from inception until the companies were sold to a third party or merged with Apple Hospitality REIT, Inc. In addition, Mr. Knight served as Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. from 1993 until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger in 2005 until April 2011, Mr. Knight served as a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight is the founding Chairman of Southern Virginia University in Buena Vista, Virginia. He also is a member of the Advisory Board to the Graduate School of Real Estate and Urban Land Development at Virginia Commonwealth University. Additionally, he serves on the National Advisory Council for Brigham Young University and is a founding member of the University’s Entrepreneurial Department of the Graduate School of Business Management. On February 12, 2014, Mr. Knight, Apple REIT Seven, Inc. (“Apple Seven”), Apple REIT Eight, Inc. (“Apple Eight”), Apple REIT Nine, Inc. (“Apple Nine”) and their related advisory companies entered into settlement agreements with the SEC. Along with Apple REIT Seven, Apple REIT Eight, Apple REIT Nine and their advisory companies, and without admitting or denying the SEC’s allegations, Mr. Knight consented to the entry of an administrative order, under which Mr. Knight and the noted companies each agreed to cease and desist from committing or causing any violations of Sections 13(a), 13(b)(2)(A), 13(b)(2)(B), 14(a), and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 12b-20, 13a-1, 13a-13, 13a-14, 14a-9, and 16a-3 thereunder.

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

Index

The General Partner

The General Partner is Energy Resources 12 GP, LLC, which was formed in 2016 and has no operating history. The General Partner was formed and its Class A voting units are controlled by companies controlled by Glade M. Knight and David S. McKenney. The General Partner’s Class B non-voting units are controlled by companies controlled by Anthony F. Keating III and Michael J. Mallick.

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

With the Partnership’s closing on the purchase of certain non-operated oil and gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. The management fee paid to the General Partner for the years ended December 31, 2020 and 2019 was approximately $1.1 million and $1.0 million, respectively.

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

Item 11.  Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2020 and 2019, other than the approximate $1.1 million and $1.0 million management fee (described above) paid to the General Partner by the Partnership, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Index

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2020 and 2019, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2021 the beneficial ownership of the common units that are owned by:

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

During the years ended December 31, 2020 and 2019, approximately $380,000 and $414,000 of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2020 and 2019, approximately $90,000 and $133,000 was due to a member of the General Partner.

Index

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2020 and 2019 was approximately $1.1 million and $1.0 million, respectively.

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

Cost Sharing Agreement

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11, L.P. (“Energy 11”) that gave the Partnership access to Energy 11’s president, personnel and administrative resources. The personnel provide accounting, asset management and other day-to-day management support for both partnerships. The shared day-to-day costs were split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. For the years ended December 31, 2020 and 2019, approximately $268,000 and $285,000, respectively, of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. The agreement was terminated by the Partnership in October 2020, effective December 31, 2020.

Administrative Services Agreement

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and Energy 11, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator will also assist the General Partner with the day-to-day operations of the Partnership. As described above, the Partnership currently pays the General Partner an annual management fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. Under the ASA, the General Partner will pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. The Administrator owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick. Messrs. Keating and Mallick are the Co-Chief Operating Officers of Energy 11 GP, LLC, and entities controlled by Messrs. Keating and Mallick are Class B, non-voting members of the General Partner.

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. The General Partner has also agreed to pay the president of Energy 11’s general partner, who is an employee of the Administrator, an annual base compensation of $175,000, plus benefits, for his services that are included under the ASA.

The ASA is effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or Energy 11 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

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

Index

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2020. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2020 and 2019, fees paid or payable to EY for services performed in connection with the audit of the 2020 financial statements, the audit of the 2019 financial statements, reviews of S-1s and any amendments, SEC comment letters, issuance of consents and 2020 and 2019 interim reviews are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit fees	$200,000	$305,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$200,000	$305,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2020 and 2019 were approved by the Board of Directors.

Index

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019

(iii) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2020 and 2019

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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
10.1

Administrative Services Agreement, dated December 1, 2020 and effective as of January 1, 2021, by and between Regional Energy Investors, L.P. d/b/a Regional Energy Management, Energy 11, L.P., Energy 11 Operating Company, LLC, Energy Resources 12, L.P. and Energy Resources 12 Operating Company, LLC (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 3, 2020)

21.1	Subsidiaries of the Partnership*

Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants.*
101

The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101

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

Date: March 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 17, 2021
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 17, 2021
David S. McKenney	(principal financial and accounting officer)