Form 10-Q
period 2021-03-31
ENERGY RESOURCES 12, L.P.
filed 2021-05-13
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$3,349,426	$3,076,840
Accounts receivable and other current assets	6,472,586	5,629,026
Total Current Assets	9,822,012	8,705,866

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $39,799,987 and $36,136,401, respectively	190,548,784	192,170,057
Total Assets	$200,370,796	$200,875,923

Liabilities
Accounts payable and accrued expenses	$4,246,472	$3,658,846
Derivative liability	725,303	594,632
Total Current Liabilities	4,971,775	4,253,478

Asset retirement obligations	653,356	624,089
Total Liabilities	5,625,131	4,877,567

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	194,745,880	195,998,571
General partner's interest	(215)	(215)
Total Partners’ Equity	194,745,665	195,998,356

Total Liabilities and Partners’ Equity	$200,370,796	$200,875,923

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues
Oil	$11,026,810	$11,087,656
Natural gas	1,399,505	499,114
Natural gas liquids	1,238,233	346,126
Total revenue	13,664,548	11,932,896

Operating costs and expenses
Production expenses	4,454,040	4,899,265
Production taxes	1,028,206	1,040,346
General and administrative expenses	746,979	805,508
Depreciation, depletion, amortization and accretion	3,669,857	4,498,722
Total operating costs and expenses	9,899,082	11,243,841

Operating income	3,765,466	689,055

Interest income (expense), net	(709)	19,172
Gain (loss) on derivatives	(1,166,974)	1,506,088
Total other income (expense), net	(1,167,683)	1,525,260

Net income	$2,597,783	$2,214,315

Basic and diluted net income per common unit	$0.24	$0.20

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2020	-	2,214,315	-	2,214,315
Balances - March 31, 2020	11,031,579	$209,053,016	$(215)	$209,052,801

Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended March 31, 2021	-	2,597,783	-	2,597,783
Balances - March 31, 2021	11,031,579	$194,745,880	$(215)	$194,745,665

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020

Cash flow from operating activities:
Net income	$2,597,783	$2,214,315

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	3,669,857	4,498,722
(Gain) loss on mark-to-market of derivatives	130,671	(1,244,098)
Other non-cash expenses, net		-

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(843,560)	4,173,011
Accounts payable and accrued expenses	662,443	(391,133)

Net cash flow provided by operating activities	6,217,194	9,250,817

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(110,073)
Additions to oil and natural gas properties	(2,094,134)	(5,077,510)

Net cash flow used in investing activities	(2,094,134)	(5,187,583)

Cash flow from financing activities:
Distributions paid to limited partners	(3,850,474)	(3,850,473)

Net cash flow used in financing activities	(3,850,474)	(3,850,473)

Increase in cash and cash equivalents	272,586	212,761
Cash and cash equivalents, beginning of period	3,076,840	14,834,452

Cash and cash equivalents, end of period	$3,349,426	$15,047,213

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,021,030	$2,997,080

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2021

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

As of March 31, 2021, the Partnership owned an approximate 5.8% non-operated working interest in 372 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 2.2% non-operated working interest in 28 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

COVID-19, Demand, Pricing and Production

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020 and remained depressed through the third quarter of 2020. Demand for oil and natural gas began to return in the fourth quarter of 2020 and first quarter of 2021 as government-mandated COVID-19 restrictions have eased. In addition, oil prices increased to over $60 per barrel throughout March 2021, marking an over 50% increase over the average price per barrel in 2020. Increased demand and higher commodity prices have improved the outlook for the domestic oil and natural gas industry in 2021, but significant uncertainty remains as to when domestic operators, including those who operate the Bakken Assets on behalf of the Partnership, will fully resume drilling programs, which the Partnership anticipates will have a positive impact to its revenues and operating results.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2020 financial statements included in its 2020 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2021.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of March 31, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.8% non-operated working interest in 372 producing wells, and an estimated approximate 2.2% non-operated working interest in 28 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2021, the Partnership has participated in the drilling of 195 wells, of which 167 have been completed and 28 wells are in various stages of completion at March 31, 2021. The Partnership incurred approximately $2.0 million and $2.2 million, respectively, in capital drilling and completion costs for the three months ended March 31, 2021 and 2020. The Partnership anticipates approximately $2 to $4 million of capital expenditures will be incurred during 2021 to complete the 28 wells in process at March 31, 2021. However, estimated capital expenditures to complete these 28 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2021	2020
Balance at January 1	$624,089	$570,795
Well additions	22,995	5,618
Accretion	6,272	5,576
Revisions	-	-
Balance at March 31	$653,356	$581,989

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three months ended March 31, 2021 and for the year ended December 31, 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Three Months Ended March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(725,303)	$-
Total	$-	$(725,303)	$-

	Year Ended December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(594,632)	$-
Total	$-	$(594,632)	$-

Index

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative liability at March 31, 2021 and December 31, 2020. See additional detail in Note 6. Risk Management.

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

As of March 31, 2021 and December 31, 2020, the Partnership’s derivatives were in a loss position; therefore current liabilities of $0.7 million and $0.6 million, respectively, which approximate fair value, were recognized as Derivative liability on the Partnership’s consolidated balance sheets.

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

The Partnership has not designated its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of matured derivative instruments and non-cash losses on open derivative instruments for the periods presented. Settlements on matured derivatives below reflect a realized gain or loss on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) losses below represent the change in fair value of derivative instruments which were held at period-end.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Settlement gain (loss) on matured derivatives	$(1,036,303)	$261,990
Gain (loss) on mark-to-market of derivatives	(130,671)	1,244,098
Gain (loss) on derivatives	$(1,166,974)	$1,506,088

The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars, and the contracts are settled monthly. The following table reflects the open costless collar derivative instruments as of March 31, 2021.

Settlement Period	Basis	Oil Volume (bbls)	Floor / Ceiling Prices ($)	Fair Value of Liability at March 31, 2021
04/01/21 - 05/31/21	NYMEX	26,170	38.00 / 44.85	$(377,168)
04/01/21 - 05/31/21	NYMEX	26,170	37.50 / 46.00	(348,135)
				$(725,303)

Index

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

For the three months ended March 31, 2021 and 2020, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods.

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

Index

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three months ended March 31, 2021 and 2020 was approximately $273,000 in both periods and is included in General and administrative expenses on the consolidated statements of operations.

The Partnership also will reimburse the General Partner for certain general and administrative costs. For the three months ended March 31, 2021 and 2020, approximately $32,000 and $92,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2021, approximately $32,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that gave the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. For the three months ended March 31, 2020, approximately $76,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. In October 2020, the cost sharing agreement was terminated by the Partnership, effective December 31, 2020.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and Energy 11, whereby the Administrator will provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator will also assist the General Partner with the day-to-day operations of the Partnership. The ASA became effective January 1, 2021, and the Initial Term of the ASA will extend until the earlier of (a) five years or (b) when the Partnership and/or Energy 11 ceases to own its respective oil and natural gas assets. Provided the ASA is not terminated by any party via 60-day written notice at the conclusion of the Initial Term, the ASA will be automatically renewed for additional one-year periods. If a party to the ASA materially breaches the terms and conditions of the ASA and the breach has not been cured with 30 days of written notification of said breach, the ASA may be terminated with immediate effect.

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including those of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three months ended March 31, 2021, approximately $140,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee of approximately $273,000 described above for the first quarter of 2021 was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Note 9.  Subsequent Events

In April 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Partnership was formed to acquire primarily oil and gas properties located onshore in the United States. On February 1, 2018, the Partnership completed its first asset purchase in the Williston Basin of North Dakota, acquiring, at closing, non-operated working interests in producing wells and in-process wells, along with additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), for approximately $90.5 million. On August 31, 2018, the Partnership closed on its second asset purchase, acquiring an additional non-operated working interest in the Bakken Assets for approximately $81.3 million. Prior to these acquisitions, the Partnership owned no oil and natural gas assets. The Partnership utilized proceeds from its best-efforts offering and available financing to close on the acquisitions.

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.8% non-operated working interest in 372 producing wells, an estimated 2.2% non-operated working interest in 28 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 14 third-party operators, including WPX Energy (NYSE: WPX), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

COVID-19, Demand, Pricing and Production

Since first being reported in December 2019, COVID-19 spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-in-place requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. Because of COVID-19’s impact to the global economy, demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020, and remained depressed through the third quarter of 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. Demand for oil and natural gas began to return in the fourth quarter of 2020 and first quarter of 2021 as government-mandated COVID-19 restrictions have eased. In addition, oil prices increased to over $60 per barrel throughout March 2021, marking an over 50% increase over the average price per barrel in 2020.

The Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. If commodity prices significantly drop, such as the decline in the second quarter of 2020, and remain low, the Partnership will see a reduction in available capital for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Percent
	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$58.14	$45.77	27.0%
Natural gas (per Mcf)	$3.50	$1.90	84.2%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2021 and 2020. The onset of the COVID-19 pandemic in March 2020 may affect the comparability between the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$13,664,548	100.0%	$11,932,896	100.0%	14.5%
Production expenses	4,454,040	32.6%	4,899,265	41.1%	-9.1%
Production taxes	1,028,206	7.5%	1,040,346	8.7%	-1.2%
Depreciation, depletion, amortization and accretion	3,669,857	26.9%	4,498,722	37.7%	-18.4%
General and administration expenses	746,979	5.5%	805,508	6.8%	-7.3%

Sold production (BOE):
Oil	199,873		260,188		-23.2%
Natural gas	52,334		43,615		20.0%
Natural gas liquids	48,582		39,289		23.7%
Total	300,789		343,092		-12.3%

Average sales price per unit:
Oil (per Bbl)	$55.17		$42.61		29.5%
Natural gas (per Mcf)	4.46		1.91		133.5%
Natural gas liquids (per Bbl)	25.49		8.81		189.3%
Combined (per BOE)	45.43		34.78		30.6%

Average unit cost per BOE:
Production expenses	14.81		14.28		3.7%
Production taxes	3.42		3.03		12.9%
Depreciation, depletion, amortization and accretion	12.20		13.11		-6.9%

Capital expenditures	$2,019,318		$2,235,166

Oil, natural gas and NGL revenues

For the three months ended March 31, 2021, revenues for oil, natural gas and NGL sales were $13.7 million. Revenues for the sale of crude oil were $11.0 million, which resulted in a realized price of $55.17 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $4.46 per Mcf. Revenues for the sale of NGLs were approximately $1.2 million, which resulted in a realized price of $25.49 per BOE of production. For the three months ended March 31, 2020, revenues for oil, natural gas and NGL sales were $11.9 million. Revenues for the sale of crude oil were $11.1 million, which resulted in a realized price of $42.61 per barrel. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.91 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $8.81 per BOE of production.

The Partnership’s results for the three months ended March 31, 2021 were positively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs. The Partnership’s realized oil prices increased in line with market commodity prices described in “COVID-19, Demand, Pricing and Production” above, in comparison to the same period of 2020. The Partnership also realized increases exceeding average market gas and NGL prices as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states in February 2021.

Index

Offsetting higher realized sales prices, the Partnership’s sold oil production for the three months ended March 31, 2021 was negatively impacted primarily due to natural well declines. In contrast, the Partnership’s results for the three months ended March 31, 2020 were positively impacted by the recent completion of new wells. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. The Partnership’s sold production for the Bakken Assets was approximately 3,300 BOE and 3,800 BOE per day for the three months ended March 31, 2021 and 2020, respectively.

If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators of the Bakken Assets may curtail daily production, shut-in producing wells or seek other cost-cutting measures. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production, and there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, production is dependent on the investment in existing wells and the development of new wells. The Partnership has 28 wells currently in various stages of drilling and completion, and the timing of completion of these wells is unknown at this time. Therefore, the Partnership will experience natural production declines until the 28 in-process wells are completed.

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken during the first quarter of 2021, oil price differentials were less during the three months ended March 31, 2021, in comparison to the same period of 2020.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision, and the D.C. District Court is currently considering whether it will issue an injunction that would require a shutdown of the Dakota Access Pipeline. If use of the Dakota Access Pipeline or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

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

Production expenses for the three months ended March 31, 2021 and 2020 were $4.5 million and $4.9 million, and production expenses per BOE were $14.81 and $14.28, respectively. Production expenses per BOE increased in the three months ended March 31, 2021 in comparison to the same period of 2020 primarily due to a decrease in sold production volumes along with fixed lease operating expenses.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2021 and 2020 were $1.0 million (8% of revenue) and $1.0 million (9% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2021 and 2020 were $0.7 million and $0.8 million, respectively.

Index

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2021 and 2020 was $3.7 million and $4.5 million, and DD&A per BOE of production was $12.20 and $13.11, respectively.

The decrease in DD&A expense per BOE of production for the three months ended March 31, 2021, compared to same period of 2020, is primarily due to (i) an increase of the Partnership’s estimated proved developed and undeveloped reserves resulting from improved well performance at year-end 2020, and (ii) the Partnership’s significant investment in new wells during the fourth quarter of 2019.

Interest income (expense), net

Interest income (expense), net for the three months ended March 31, 2021 and 2020 was approximately $(709) and $19,000, respectively.

Gain (loss) on derivatives

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

The Partnership did not designate its 2020 or 2021 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gain (loss) recorded during the periods presented.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Settlement gain (loss) on matured derivatives	$(1,036,303)	$261,990
Gain (loss) on mark-to-market of derivatives	(130,671)	1,244,098
Gain (loss) on derivatives	$(1,166,974)	$1,506,088

The Partnership’s oil production contracts that expired during the three months ended March 31, 2021 represented approximately 84,000 barrels of oil. The Partnership’s realized loss of approximately $1.0 million equated to an approximate loss of $12.31 per barrel of oil. The Partnership’s oil production contracts that expired during the three months ended March 31, 2020 represented approximately 55,000 barrels of oil. The Partnership’s realized gain of approximately $0.3 million equated to an approximate gain of $4.76 per barrel of oil.

The mark-to-market gains or losses recorded for the three months ended March 31, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. These unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income	$2,597,783	$2,214,315
Interest (income) expense, net	709	(19,172)
Depreciation, depletion, amortization and accretion	3,669,857	4,498,722
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	130,671	(1,244,098)
Adjusted EBITDAX	$6,399,020	$5,449,767

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

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand and cash flow from operations to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline, which could have a significant impact on the Partnership’s available cash on-hand as well as the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets.

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

For the three months ended March 31, 2021 and 2020, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. The Partnership generated $6.2 million and $9.3 million in cash flow from operating activities for the three months ended March 31, 2021 and 2020, respectively.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $2.0 million and $2.2 million in capital expenditures for the three months ended March 31, 2021 and 2020. As discussed above, the Partnership has 28 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 28 wells is approximately $2 to $4 million. In addition to the estimated capital expenditures remaining for 2021 of approximately $6 to $8 million, the Partnership anticipates that it may be obligated to invest an additional $55 to $70 million in drilling capital expenditures from 2022 through 2025 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2021. Current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash on hand and cash generated by its producing wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well and would be subject to a non-consent penalty.

Subsequent Events

In April 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A.  Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2020 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2020 Form 10-K.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL and contained in Exhibit 101.

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

Date: May 13, 2021