Form 10-Q
period 2021-06-30
ENERGY RESOURCES 12, L.P.
filed 2021-08-12
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$4,547,753	$3,076,840
Accounts receivable and other current assets	7,061,273	5,629,026
Total Current Assets	11,609,026	8,705,866

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $44,044,728 and $36,136,401, respectively	187,408,632	192,170,057
Total Assets	$199,017,658	$200,875,923

Liabilities
Accounts payable and accrued expenses	$2,771,682	$3,658,846
Derivative liability	-	594,632
Total Current Liabilities	2,771,682	4,253,478

Asset retirement obligations	660,001	624,089
Total Liabilities	3,431,683	4,877,567

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	195,586,190	195,998,571
General partner's interest	(215)	(215)
Total Partners’ Equity	195,585,975	195,998,356

Total Liabilities and Partners’ Equity	$199,017,658	$200,875,923

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues
Oil	$13,031,698	$3,010,177	$24,058,508	$14,097,833
Natural gas	990,412	175,970	2,389,917	675,084
Natural gas liquids	1,396,257	3,284	2,634,490	349,410
Total revenue	15,418,367	3,189,431	29,082,915	15,122,327

Operating costs and expenses
Production expenses	4,490,793	2,840,613	8,944,833	7,739,878
Production taxes	1,228,963	250,247	2,257,169	1,290,593
General and administrative expenses	540,549	517,393	1,287,528	1,322,901
Depreciation, depletion, amortization and accretion	4,251,387	2,282,670	7,921,244	6,781,392
Total operating costs and expenses	10,511,692	5,890,923	20,410,774	17,134,764

Operating income (loss)	4,906,675	(2,701,492)	8,672,141	(2,012,437)

Interest income (expense), net	39	10,303	(670)	29,475
Gain (loss) on derivatives	(215,931)	(133,667)	(1,382,905)	1,372,421
Total other income (expense), net	(215,892)	(123,364)	(1,383,575)	1,401,896

Net income (loss)	$4,690,783	$(2,824,856)	$7,288,566	$(610,541)

Basic and diluted net income (loss) per common unit	$0.43	$(0.26)	$0.66	$(0.06)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2020	-	2,214,315	-	2,214,315
Balances - March 31, 2020	11,031,579	209,053,016	(215)	209,052,801
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net loss - three months ended June 30, 2020	-	(2,824,856)	-	(2,824,856)
Balances - June 30, 2020	11,031,579	$202,377,687	$(215)	$202,377,472

Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended March 31, 2021	-	2,597,783	-	2,597,783
Balances - March 31, 2021	11,031,579	194,745,880	(215)	194,745,665
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended June 30, 2021	-	4,690,783	-	4,690,783
Balances - June 30, 2021	11,031,579	$195,586,190	$(215)	$195,585,975

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020

Cash flow from operating activities:
Net income (loss)	$7,288,566	$(610,541)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	7,921,244	6,781,392
Gain on mark-to-market of derivatives	(594,632)	(207,327)

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,432,247)	7,117,079
Accounts payable and accrued expenses	(94,168)	(1,291,935)

Net cash flow provided by operating activities	13,088,763	11,788,668

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(110,073)
Additions to oil and natural gas properties	(3,916,903)	(7,494,959)

Net cash flow used in investing activities	(3,916,903)	(7,605,032)

Cash flow from financing activities:
Distributions paid to limited partners	(7,700,947)	(7,700,946)

Net cash flow used in financing activities	(7,700,947)	(7,700,946)

Increase (decrease) in cash and cash equivalents	1,470,913	(3,517,310)
Cash and cash equivalents, beginning of period	3,076,840	14,834,452

Cash and cash equivalents, end of period	$4,547,753	$11,317,142

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,302,850	$1,419,553

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2021

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

As of June 30, 2021, the Partnership owned an approximate 5.7% non-operated working interest in 386 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 1.2% non-operated working interest in 11 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2020 financial statements included in its 2020 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2021.

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

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income, partners’ equity or cash flows.

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of June 30, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 386 producing wells, and an estimated approximate 1.2% non-operated working interest in 11 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2021, the Partnership has participated in the drilling of 196 wells, of which 181 have been completed at June 30, 2021. The Partnership incurred approximately $3.1 million in capital drilling and completion costs for both six-month periods ended June 30, 2021 and 2020. The Partnership anticipates approximately $1 million of capital expenditures will be incurred during 2021 to complete the 11 wells in process at June 30, 2021. However, estimated capital expenditures to complete these 11 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2021	2020
Balance at January 1	$624,089	$570,795
Well additions	22,995	15,767
Accretion	12,917	11,299
Revisions	-	-
Balance at June 30	$660,001	$597,861

Note 5. Risk Management

Participation in the oil and gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and the Partnership’s future earnings are subject to these risks. Periodically, the Partnership enters into derivative contracts to manage the commodity price risk on a portion of the Partnership’s anticipated future oil and gas production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations.

The Partnership did not have any outstanding derivative contracts as of June 30, 2021. As of December 31, 2020, the Partnership’s derivatives were in a loss position; therefore, a current liability of $0.6 million, which approximated fair value, was recognized as Derivative liability on the Partnership’s consolidated balance sheet.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlements of matured derivative instruments and non-cash losses on open derivative instruments for the periods presented.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Settlement gain (loss) on matured derivatives	$(941,234)	$903,104	$(1,977,537)	$1,165,094
Gain (loss) on mark-to-market of derivatives	725,303	(1,036,771)	594,632	207,327
Gain (loss) on derivatives	$(215,931)	$(133,667)	$(1,382,905)	$1,372,421

Settlements on matured derivatives above reflect a realized gain or loss on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash) gains and losses above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

For the three months ended June 30, 2021 and 2020, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. For the six months ended June 30, 2021 and 2020, the Partnership paid distributions of $0.698082 per common unit, or $7.7 million, in both periods.

Note 7.  Related Parties

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

Index

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and six months ended June 30, 2021 and 2020 was approximately $273,000 and $545,000, respectively, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and six months ended June 30, 2021, approximately $29,000 and $62,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2021, approximately $29,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2020, approximately $97,000 and $189,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that gave the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. For the three and six months ended June 30, 2020, approximately $64,000 and $140,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. In October 2020, the cost sharing agreement was terminated by the Partnership, effective December 31, 2020.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including those of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and six months ended June 30, 2021, approximately $149,000 and $289,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fees for the three and six months ended June 30, 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Note 8.  Subsequent Events

In July 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

●	the easing of COVID-19 and the return to pre-existing supply and demand conditions following the ultimate recovery therefrom;
●	intentions of the Partnership’s operators with regard to the drilling programs and the possible curtailment or shut-in of the Partnership’s wells;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 and the following:

●	that the Partnership’s development of its properties may not be successful or that its operations on such properties may not be successful;
●	general economic, market, or business conditions;
●	changes in laws or regulations;
●	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
●

the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;

●

current credit market conditions and the Partnership’s ability to obtain long-term financing or refinancing debt for the Partnership’s drilling and acquisition activities in a timely manner and on terms that are consistent with what the Partnership projects;

●	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and
●	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of the Partnership’s production will not be effective.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 386 producing wells, an estimated 1.2% non-operated working interest in 11 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 14 third-party operators, including Devon Energy Corporation (NYSE: DVN), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

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

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. Demand for oil and natural gas began to return in the fourth quarter of 2020 as government-mandated COVID-19 restrictions eased. The increased demand and production restraint by domestic and foreign operators have contributed to higher commodity prices, with oil prices averaging over $70 per barrel in June 2021.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$66.17	$28.00	136.3%	$62.22	$36.82	69.0%
Natural gas (per Mcf)	$2.95	$1.70	73.5%	$3.22	$1.80	78.9%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2021 and 2020. The effect of the outbreak of COVID-19 during the first and second quarters of 2020 had a significant negative impact to the Partnership’s results from operations; as a result, the periods presented in the table below may not be directly comparable.

	Three Months Ended June 30,					Six Months Ended June 30,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$15,418,367	100.0%	$3,189,431	100.0%	383.4%	$29,082,915	100.0%	$15,122,327	100.0%	92.3%
Production expenses	4,490,793	29.1%	2,840,613	89.1%	58.1%	8,944,833	30.8%	7,739,878	51.2%	15.6%
Production taxes	1,228,963	8.0%	250,247	7.8%	391.1%	2,257,169	7.8%	1,290,593	8.5%	74.9%
Depreciation, depletion, amortization and accretion	4,251,387	27.6%	2,282,670	71.6%	86.2%	7,921,244	27.2%	6,781,392	44.8%	16.8%
General and administration expenses	540,549	3.5%	517,393	16.2%	4.5%	1,287,528	4.4%	1,322,901	8.7%	-2.7%

Sold production (BOE):
Oil	199,973		142,935		39.9%	399,846		403,123		-0.8%
Natural gas	61,641		23,196		165.7%	113,975		66,811		70.6%
Natural gas liquids	61,554		20,812		195.8%	110,136		60,101		83.3%
Total	323,168		186,943		72.9%	623,957		530,035		17.7%

Average sales price per unit:
Oil (per Bbl)	$65.17		$21.06		209.4%	$60.17		$34.97		72.1%
Natural gas (per Mcf)	2.68		1.26		112.7%	3.49		1.68		107.7%
Natural gas liquids (per Bbl)	22.68		0.16		14075.0%	23.92		5.81		311.7%
Combined (per BOE)	47.71		17.06		179.7%	46.61		28.53		63.4%

Average unit cost per BOE:
Production expenses	13.90		15.20		-8.6%	14.34		14.60		-1.8%
Production taxes	3.80		1.34		183.6%	3.62		2.43		49.0%
Depreciation, depletion, amortization and accretion	13.16		12.21		7.8%	12.70		12.79		-0.7%

Capital expenditures	$1,104,589		$839,923			$3,123,907		$3,075,089

Index

Oil, natural gas and NGL revenues

For the three months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $15.4 million. Revenues for the sale of crude oil were $13.0 million, which resulted in a realized price of $65.17 per barrel. Revenues for the sale of natural gas were $1.0 million, which resulted in a realized price of $2.68 per Mcf. Revenues for the sale of NGLs were approximately $1.4 million, which resulted in a realized price of $22.68 per BOE of production. For the three months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $3.2 million. Revenues for the sale of crude oil were $3.0 million, which resulted in a realized price of $21.06 per barrel. Revenues for the sale of natural gas were $0.2 million, which resulted in a realized price of $1.26 per Mcf. Revenues for the sale of NGLs were approximately $3,000, which resulted in a realized price of $0.16 per BOE of production.

For the six months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $29.1 million. Revenues for the sale of crude oil were $24.1 million, which resulted in a realized price of $60.17 per barrel. Revenues for the sale of natural gas were $2.4 million, which resulted in a realized price of $3.49 per Mcf. Revenues for the sale of NGLs were approximately $2.6 million, which resulted in a realized price of $23.92 per BOE of production. For the six months ended June 30, 2020, revenues for oil, natural gas and NGL sales were $15.1 million. Revenues for the sale of crude oil were $14.1 million, which resulted in a realized price of $34.97 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $1.68 per Mcf. Revenues for the sale of NGLs were $0.3 million, which resulted in a realized price of $5.81 per BOE.

The Partnership’s results for the three and six months ended June 30, 2021 were positively impacted by the Partnership’s realized sales prices for oil, natural gas and NGLs. The Partnership’s realized sales prices exceeding the average oil market prices as described in “Current Price Environment” above, in comparison to the same periods of 2020, were primarily due to significantly improved oil differentials (see below) in 2021. The Partnership also realized increases exceeding average market gas and NGL prices as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states in February 2021.

The Partnership’s sold oil production for the three and six months ended June 30, 2021 was also positively impacted by the completion of 14 new wells during the second quarter of 2021. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. In contrast, approximately 25% of the Partnership’s wells were shut in for at least a portion of the second quarter of 2020 as operators of the Bakken Assets implemented cost-cutting measures in response to the market imbalances resulting from COVID-19. The Partnership’s sold production decreased to approximately 1,300 BOE per day in May 2020. The Partnership’s sold production for the Bakken Assets was approximately 3,600 BOE and 3,400 BOE per day for the three and six months ended June 30, 2021, respectively, compared to 2,100 BOE and 2,900 BOE per day for the same periods of 2020, respectively.

If commodity prices fall from current levels and operators are unable to produce, process and sell oil and natural gas at economical prices, the operators of the Bakken Assets may curtail daily production, shut-in producing wells or seek other cost-cutting measures. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production, and there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, production is dependent on the investment in existing wells and the development of new wells. See further discussion on the Partnership’s investment in new wells in “Liquidity and Capital Resources” below.

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken during the first half of 2021, oil price differentials were less during the three and six months ended June 30, 2021, in comparison to the same periods of 2020.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report, which is anticipated to be issued in the spring of 2022. If use of the Dakota Access Pipeline or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

Index

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

Production expenses for the three months ended June 30, 2021 and 2020 were $4.5 million and $2.8 million, and production expenses per BOE were $13.90 and $15.20, respectively. Production expenses for the six months ended June 30, 2021 and 2020 were $8.9 million and $7.7 million, and production expenses per BOE were $14.34 and $14.60, respectively. Production expenses per BOE decreased in the three and six months ended June 30, 2021, in comparison to the same periods of 2020, primarily due to higher sold production volumes.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2021 and 2020 were $1.2 million (8% of revenue) and $0.3 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2021 and 2020 were $2.3 million (8% of revenue) and $1.3 million (9% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2021 and 2020 were $0.5 million in both periods. General and administrative costs for the six months ended June 30, 2021 and 2020 were $1.3 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2021 and 2020 was $4.3 million and $2.3 million, and DD&A per BOE of production was $13.16 and $12.21, respectively. The Partnership’s DD&A for the six months ended June 30, 2021 and 2020 was $7.9 million and $6.8 million, and DD&A per BOE of production was $12.70 and $12.79, respectively.

The increase in DD&A expense per BOE of production for the three months ended June 30, 2021, compared to same period of 2020, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from production and well performance during the first half of 2021.

Interest income (expense), net

Interest income (expense), net for the three months ended June 30, 2021 and 2020 was approximately $39 and $10,000, respectively. Interest income (expense), net for the six months ended June 30, 2021 and 2020 was approximately $(670) and $29,000, respectively.

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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Settlement gain (loss) on matured derivatives	$(941,234)	$903,104	$(1,977,537)	$1,165,094
Gain (loss) on mark-to-market of derivatives	725,303	(1,036,771)	594,632	207,327
Gain (loss) on derivatives	$(215,931)	$(133,667)	$(1,382,905)	$1,372,421

The Partnership’s oil production contracts that expired during the three months ended June 30, 2021 represented approximately 52,000 barrels of oil. The Partnership’s realized loss of approximately $0.9 million equated to an approximate loss of $17.98 per barrel of oil. The Partnership’s oil production contracts that expired during the six months ended June 30, 2021 represented approximately 136,000 barrels of oil. The Partnership’s realized loss of approximately $2.0 million equated to an approximate loss of $14.49 per barrel of oil. The Partnership’s oil production contracts that expired during the three months ended June 30, 2020 represented approximately 52,000 barrels of oil. The Partnership’s realized gain of approximately $0.9 million equated to an approximate gain of $17.37 per barrel of oil. The Partnership’s oil production contracts that expired during the six months ended June 30, 2020 represented approximately 107,000 barrels of oil. The Partnership’s realized gain of approximately $1.2 million equated to an approximate gain of $10.89 per barrel of oil.

The mark-to-market gains or losses recorded for the three and six months ended June 30, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The Partnership had no outstanding contracts at June 30, 2020.

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings (loss) before (i) interest income (expense), net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net income (loss)	$4,690,783	$(2,824,856)	$7,288,566	$(610,541)
Interest (income) expense, net	(39)	(10,303)	670	(29,475)
Depreciation, depletion, amortization and accretion	4,251,387	2,282,670	7,921,244	6,781,392
Exploration expenses	-	-	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(725,303)	1,036,771	(594,632)	(207,327)
Adjusted EBITDAX	$8,216,828	$484,282	$14,615,848	$5,934,049

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. Although the Partnership anticipates its cash on-hand and cash flow from operations to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets.

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

Index

For the three months ended June 30, 2021 and 2020, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. For the six months ended June 30, 2021 and 2020, the Partnership paid distributions of $0.698082 per common unit, or $7.7 million, in both periods. The Partnership generated $13.1 million and $11.8 million in cash flow from operating activities for the six months ended June 30, 2021 and 2020, respectively.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $3.1 million in capital expenditures for both six-month periods ended June 30, 2021 and 2020. As discussed above, the Partnership has 11 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 11 wells is approximately $1 million. In addition to the estimated capital expenditures remaining for 2021 of approximately $2 to $3 million (including costs to complete the 11 in-process wells), the Partnership anticipates that it may be obligated to invest an additional $65 to $75 million in drilling capital expenditures from 2022 through 2026 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

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

Subsequent Events

In July 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL and contained in Exhibit 101.

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

Date: August 12, 2021