Form 10-Q
period 2021-09-30
ENERGY RESOURCES 12, L.P.
filed 2021-11-12
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Cash and cash equivalents	$9,089,473	$3,076,840
Accounts receivable and other current assets	5,486,141	5,629,026
Total Current Assets	14,575,614	8,705,866

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $47,404,063 and $36,136,401, respectively	184,687,729	192,170,057
Total Assets	$199,263,343	$200,875,923

Liabilities
Accounts payable and accrued expenses	$2,631,332	$3,658,846
Derivative liability	-	594,632
Total Current Liabilities	2,631,332	4,253,478

Asset retirement obligations	666,737	624,089
Total Liabilities	3,298,069	4,877,567

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	195,965,489	195,998,571
General partner's interest	(215)	(215)
Total Partners’ Equity	195,965,274	195,998,356

Total Liabilities and Partners’ Equity	$199,263,343	$200,875,923

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues
Oil	$10,664,522	$7,231,935	$34,723,030	$21,329,768
Natural gas	1,390,368	337,379	3,780,285	1,012,463
Natural gas liquids	1,848,505	334,125	4,482,995	683,535
Total revenue	13,903,395	7,903,439	42,986,310	23,025,766

Operating costs and expenses
Production expenses	4,742,089	3,353,888	13,686,922	11,093,766
Production taxes	1,034,541	666,258	3,291,710	1,956,851
General and administrative expenses	530,996	521,267	1,818,524	1,844,168
Depreciation, depletion, amortization and accretion	3,366,070	3,438,939	11,287,314	10,220,331
Total operating costs and expenses	9,673,696	7,980,352	30,084,470	25,115,116

Operating income (loss)	4,229,699	(76,913)	12,901,840	(2,089,350)

Interest income (expense), net	73	254	(597)	29,729
Gain (loss) on derivatives	-	-	(1,382,905)	1,372,421
Total other income (expense), net	73	254	(1,383,502)	1,402,150

Net income (loss)	$4,229,772	$(76,659)	$11,518,338	$(687,200)

Basic and diluted net income (loss) per common unit	$0.38	$(0.01)	$1.04	$(0.06)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2020	-	2,214,315	-	2,214,315
Balances - March 31, 2020	11,031,579	209,053,016	(215)	209,052,801
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net loss - three months ended June 30, 2020	-	(2,824,856)	-	(2,824,856)
Balances - June 30, 2020	11,031,579	202,377,687	(215)	202,377,472
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net loss - three months ended September 30, 2020	-	(76,659)	-	(76,659)
Balances - September 30, 2020	11,031,579	$198,450,554	$(215)	$198,450,339

Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended March 31, 2021	-	2,597,783	-	2,597,783
Balances - March 31, 2021	11,031,579	194,745,880	(215)	194,745,665
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended June 30, 2021	-	4,690,783	-	4,690,783
Balances - June 30, 2021	11,031,579	195,586,190	(215)	195,585,975
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended September 30, 2021	-	4,229,772	-	4,229,772
Balances - September 30, 2021	11,031,579	$195,965,489	$(215)	$195,965,274

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020

Cash flow from operating activities:
Net income (loss)	$11,518,338	$(687,200)

Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation, depletion, amortization and accretion	11,287,314	10,220,331
Gain on mark-to-market of derivatives	(594,632)	(207,327)

Changes in operating assets and liabilities:
Accounts receivable and other current assets	142,885	4,995,882
Accounts payable and accrued expenses	(22,050)	(1,030,840)

Net cash flow provided by operating activities	22,331,855	13,290,846

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(110,073)
Additions to oil and natural gas properties	(4,767,802)	(9,450,146)

Net cash flow used in investing activities	(4,767,802)	(9,560,219)

Cash flow from financing activities:
Distributions paid to limited partners	(11,551,420)	(11,551,420)

Net cash flow used in financing activities	(11,551,420)	(11,551,420)

Increase (decrease) in cash and cash equivalents	6,012,633	(7,820,793)
Cash and cash equivalents, beginning of period	3,076,840	14,834,452

Cash and cash equivalents, end of period	$9,089,473	$7,013,659

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,090,383	$2,861,525

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

September 30, 2021

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

As of September 30, 2021, the Partnership owned an approximate 5.7% non-operated working interest in 388 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 2.0% non-operated working interest in 9 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2020 financial statements included in its 2020 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2021.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

Note 3.  Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of September 30, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 388 producing wells, and an estimated approximate 2.0% non-operated working interest in 9 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to September 30, 2021, the Partnership has participated in the drilling of 196 wells, of which 183 have been completed at September 30, 2021. The Partnership incurred approximately $3.8 million and $6.5 million in capital drilling and completion costs for the nine-month periods ended September 30, 2021 and 2020. The Partnership anticipates approximately $1 million of capital expenditures will be incurred to complete the 9 wells in process at September 30, 2021. However, estimated capital expenditures to complete these wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2021	2020
Balance at January 1	$624,089	$570,795
Well additions	22,995	29,880
Accretion	19,653	17,228
Revisions	-	-
Balance at September 30	$666,737	$617,903

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

The Partnership did not have any outstanding derivative contracts as of September 30, 2021. As of December 31, 2020, the Partnership’s derivatives were in a loss position; therefore, a current liability of $0.6 million, which approximated fair value, was recognized as Derivative liability on the Partnership’s consolidated balance sheet.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not settle any contracts during the third quarters of 2021 or 2020. The following table presents settlements of matured derivative instruments and non-cash losses on open derivative instruments for the periods presented.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Settlement gain (loss) on matured derivatives	$(1,977,537)	$1,165,094
Gain on mark-to-market of derivatives	594,632	207,327
Gain (loss) on derivatives, net	$(1,382,905)	$1,372,421

Settlements on matured derivatives above reflect a realized gain or loss on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash, unrealized) gains above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

For the three months ended September 30, 2021 and 2020, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. For the nine months ended September 30, 2021 and 2020, the Partnership paid distributions of $1.047123 per common unit, or $11.6 million, in both periods.

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

Index

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and nine months ended September 30, 2021 and 2020 was approximately $273,000 and $818,000, respectively, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and nine months ended September 30, 2021, approximately $29,000 and $91,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2021, approximately $29,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2020, approximately $101,000 and $290,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that gave the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. For the three and nine months ended September 30, 2020, approximately $64,000 and $204,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. In October 2020, the cost sharing agreement was terminated by the Partnership, effective December 31, 2020.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including those of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and nine months ended September 30, 2021, approximately $129,000 and $418,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the three and nine months ended September 30, 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Note 8.  Subsequent Events

In October 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of September 30, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 388 producing wells, an estimated 2.0% non-operated working interest in 9 wells in various stages of the drilling and completion process and additional possible future development locations.

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

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. Demand for oil and natural gas began to return in the fourth quarter of 2020 as government-mandated COVID-19 restrictions eased. The increased demand and production restraint by domestic and foreign operators during 2021 have contributed to higher commodity prices, with oil prices averaging over $70 per barrel for the third quarter of 2021 and topping $80 per barrel in October 2021.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$70.52	$40.91	72.4%	$65.04	$38.22	70.2%
Natural gas (per Mcf)	$4.35	$2.00	117.5%	$3.61	$1.87	93.0%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and nine months ended September 30, 2021 and 2020. The effect of the outbreak of COVID-19 during the first and second quarters of 2020 had a significant negative impact to the Partnership’s results from operations; as a result, the periods presented in the table below may not be directly comparable.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$13,903,395	100.0%	$7,903,439	100.0%	75.9%	$42,986,310	100.0%	$23,025,766	100.0%	86.7%
Production expenses	4,742,089	34.1%	3,353,888	42.4%	41.4%	13,686,922	31.8%	11,093,766	48.2%	23.4%
Production taxes	1,034,541	7.4%	666,258	8.4%	55.3%	3,291,710	7.7%	1,956,851	8.5%	68.2%
Depreciation, depletion, amortization and accretion	3,366,070	24.2%	3,438,939	43.5%	-2.1%	11,287,314	26.3%	10,220,331	44.4%	10.4%
General and administrative expenses	530,996	3.8%	521,267	6.6%	1.9%	1,818,524	4.2%	1,844,168	8.0%	-1.4%

Sold production (BOE):
Oil	155,294		187,371		-17.1%	555,140		590,495		-6.0%
Natural gas	46,584		37,667		23.7%	160,559		104,476		53.7%
Natural gas liquids	46,048		35,747		28.8%	156,184		95,848		62.9%
Total	247,926		260,785		-4.9%	871,883		790,819		10.3%

Average sales price per unit:
Oil (per Bbl)	$68.67		$38.60		77.9%	$62.55		$36.12		73.2%
Natural gas (per Mcf)	4.97		1.49		233.6%	3.92		1.62		142.0%
Natural gas liquids (per Bbl)	40.14		9.35		329.3%	28.70		7.13		302.5%
Combined (per BOE)	56.08		30.31		85.0%	49.30		29.12		69.3%

Average unit cost per BOE:
Production expenses	19.13		12.86		48.8%	15.70		14.03		11.9%
Production taxes	4.17		2.55		63.5%	3.78		2.47		53.0%
Depreciation, depletion, amortization and accretion	13.58		13.19		3.0%	12.95		12.92		0.2%

Capital expenditures	$638,432		$3,397,159			$3,762,339		$6,472,248

Oil, natural gas and NGL revenues

For the three months ended September 30, 2021, revenues for oil, natural gas and NGL sales were $13.9 million. Revenues for the sale of crude oil were $10.7 million, which resulted in a realized price of $68.67 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $4.97 per Mcf. Revenues for the sale of NGLs were approximately $1.8 million, which resulted in a realized price of $40.14 per BOE of production. For the three months ended September 30, 2020, revenues for oil, natural gas and NGL sales were $7.9 million. Revenues for the sale of crude oil were $7.2 million, which resulted in a realized price of $38.60 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $1.49 per Mcf. Revenues for the sale of NGLs were approximately $0.3 million, which resulted in a realized price of $9.35 per BOE of production.

Index

For the nine months ended September 30, 2021, revenues for oil, natural gas and NGL sales were $43.0 million. Revenues for the sale of crude oil were $34.7 million, which resulted in a realized price of $62.55 per barrel. Revenues for the sale of natural gas were $3.8 million, which resulted in a realized price of $3.92 per Mcf. Revenues for the sale of NGLs were approximately $4.5 million, which resulted in a realized price of $28.70 per BOE of production. For the nine months ended September 30, 2020, revenues for oil, natural gas and NGL sales were $23.0 million. Revenues for the sale of crude oil were $21.3 million, which resulted in a realized price of $36.12 per barrel. Revenues for the sale of natural gas were $1.0 million, which resulted in a realized price of $1.62 per Mcf. Revenues for the sale of NGLs were $0.7 million, which resulted in a realized price of $7.13 per BOE.

The Partnership’s results for the three and nine months ended September 30, 2021 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the same periods of 2020. Specifically, the Partnership realized increases exceeding average market gas and NGL prices in February 2021 as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states. In addition, the Partnership’s realized sales price for oil have benefited from improved differentials (see below) during 2021 as the market imbalances and certain supply chain constraints that developed during the spring and summer of 2020 due to COVID-19 have eased.

The Partnership’s sold oil production was negatively impacted by COVID-19 cost-cutting measures implemented by operators of the Bakken Assets for the nine months ended September 30, 2020, as approximately 25% of the Partnership’s wells were shut in for at least a portion of the second quarter of 2020. Some operators of the Bakken Assets have cautiously resumed new drilling as commodity prices have recovered throughout 2021, but new capital investment and drilling of new wells on the Partnership’s acreage has been limited during 2021. While the Partnership’s operators did complete 14 new wells during the second quarter of 2021, new oil production from the 14 new wells has not fully offset the natural production decline of the Partnership’s wells as they age. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. However, higher natural gas and NGL prices have incentivized the Partnership’s operators to improve the treatment and processing of extracted natural gas from the Bakken Assets; as a result, operators have ultimately reduced the shrink upon extraction of natural gas, which has yielded higher gas and NGL volumes during 2021, in comparison to the same period of 2020. The Partnership’s sold production for the Bakken Assets was approximately 2,700 BOE and 3,200 BOE per day for the three and nine months ended September 30, 2021, respectively, compared to 2,800 BOE and 2,900 BOE per day for the same periods of 2020.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken during 2021, oil price differentials have improved during the three and nine months ended September 30, 2021, in comparison to the same periods of 2020, thus resulting in higher realized prices on the sale of the Partnership’s oil production.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report, which is anticipated to be issued in the fall of 2022. If use of the Dakota Access Pipeline or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

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

Production expenses for the three months ended September 30, 2021 and 2020 were $4.7 million and $3.4 million, and production expenses per BOE were $19.13 and $12.86, respectively. Production expenses for the nine months ended September 30, 2021 and 2020 were $13.7 million and $11.1 million, and production expenses per BOE were $15.70 and $14.03, respectively. Production expenses per BOE increased in the three and nine months ended September 30, 2021, in comparison to the same periods of 2020, primarily due to (i) lower sold production volumes, which decreases the production base over which fixed costs are spread, and (ii) an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2021 and 2020 were $1.0 million (7% of revenue) and $0.7 million (8% of revenue), respectively. Production taxes for the nine months ended September 30, 2021 and 2020 were $3.3 million (8% of revenue) and $2.0 million (9% of revenue), respectively. Oil production comprised approximately 63% and 64%, respectively, of the Partnership’s sold production volumes in the three and nine months ended September 30, 2021, whereas oil production comprised approximately 72% and 75%, respectively, of the Partnership’s sold production volumes in the three and nine months ended September 30, 2020.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended September 30, 2021 and 2020 were $0.5 million in both periods. General and administrative costs for the nine months ended September 30, 2021 and 2020 were $1.8 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended September 30, 2021 and 2020 was $3.4 million in both periods, and DD&A per BOE of production was $13.58 and $13.19, respectively. The Partnership’s DD&A for the nine months ended September 30, 2021 and 2020 was $11.3 million and $10.2 million, and DD&A per BOE of production was $12.95 and $12.92, respectively.

The increase in DD&A expense per BOE of production for the three months ended September 30, 2021, compared to same period of 2020, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from production and well performance during the first half of 2021.

Interest income (expense), net

Interest income (expense), net for the three months ended September 30, 2021 and 2020 was approximately $100 and $300, respectively. Interest income (expense), net for the nine months ended September 30, 2021 and 2020 was approximately $(600) and $30,000, respectively.

Index

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

The Partnership did not designate its 2020 or 2021 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not enter into any new contracts during the third quarter of 2021 and had no outstanding contracts at September 30, 2021. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gain recorded during the periods presented.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Settlement gain (loss) on matured derivatives	$(1,977,537)	$1,165,094
Gain on mark-to-market of derivatives	594,632	207,327
Gain (loss) on derivatives, net	$(1,382,905)	$1,372,421

The Partnership’s oil production contracts that expired during the nine months ended September 30, 2021 represented approximately 136,000 barrels of oil. The Partnership’s realized loss of approximately $2.0 million equated to an approximate loss of $14.49 per barrel of oil. The Partnership’s oil production contracts that expired during the nine months ended September 30, 2020 represented approximately 107,000 barrels of oil. The Partnership’s realized gain of approximately $1.2 million equated to an approximate gain of $10.89 per barrel of oil.

The mark-to-market (non-cash, unrealized) gains recorded for the nine months ended September 30, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net income (loss)	$4,229,772	$(76,659)	$11,518,338	$(687,200)
Interest (income) expense, net	(73)	(254)	597	(29,729)
Depreciation, depletion, amortization and accretion	3,366,070	3,438,939	11,287,314	10,220,331
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives	-	-	(594,632)	(207,327)
Adjusted EBITDAX	$7,595,769	$3,362,026	$22,211,617	$9,296,075

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

Index

For the three months ended September 30, 2021 and 2020, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. For the nine months ended September 30, 2021 and 2020, the Partnership paid distributions of $1.047123 per common unit, or $11.6 million, in both periods. The Partnership generated $22.3 million and $13.3 million in cash flow from operating activities for the nine months ended September 30, 2021 and 2020, respectively.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $3.8 million and $6.5 million in capital expenditures during the nine months ended September 30, 2021 and 2020. As discussed above, the Partnership has 9 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 9 wells is less than $1 million. In addition to the estimated capital expenditures remaining for 2021 of approximately $1 to $2 million (including costs to complete the 9 in-process wells), the Partnership anticipates that it may be obligated to invest up to an additional $65 to $75 million in drilling capital expenditures from 2022 through 2026 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2021 and into 2022. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In October 2021, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL and contained in Exhibit 101.

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

Date: November 12, 2021