Form 10-K
period 2021-12-31
ENERGY RESOURCES 12, L.P.
filed 2022-03-17
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2021 was $0.

As of March 17, 2022, the Partnership had 11,031,579 common units outstanding.

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

These forward-looking statements include such things as:

•	the impact of and ongoing recovery from COVID-19;
•	intentions of the Partnership’s operators with regard to their drilling programs;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

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

As of December 31, 2021, the Partnership owned an approximate 5.5% non-operated working interest in 391 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 0.1% non-operated working interest in 5 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Investment and Historical Drilling Activity

The Partnership acquired its non-operated working interests in the Bakken Assets during 2018 in two transactions. On February 1, 2018, the Partnership completed its first purchase in the Bakken Assets for $87.5 million, subject to customary adjustments. On August 31, 2018, the Partnership completed its second purchase in the Bakken Assets for $82.5 million, subject to customary adjustments.

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2021, the Partnership has participated in the drilling of 196 wells, of which 187 have been completed at December 31, 2021. The Partnership has incurred a total of approximately $60.8 million in capital drilling and completion costs to develop these 196 wells through December 30, 2021. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the 5 wells in process at December 31, 2021.

Industry Operating Environment

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low. As government-mandated COVID-19 restrictions eased during the fourth quarter of 2020 and into 2021, demand for oil and natural gas returned. Production restraint by domestic and foreign operators in 2021, in conjunction with higher worldwide demand, contributed to higher commodity prices throughout 2021, with domestic oil prices averaging approximately $77 per barrel for the fourth quarter and approximately $68 for the full year. Multiple variants of COVID-19 have caused disruption in the global economy since the initial outbreak, and future variants of COVID-19 or other global health concerns may impact the oil and gas industry.

Index

In addition to the specific macroeconomic impact of COVID-19, the oil and natural gas industry is affected by other factors that the Partnership generally cannot control, including real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East or Russia; current and/or future government sanctions impacting certain oil producing nations; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

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

	Year Ended December 31,	Year Ended December 31,	Percent Change
	2021	2020

Sold production (BOE):
Oil	706,981	853,633	-17.2%
Natural gas	209,267	154,081	35.8%
Natural gas liquids	200,166	141,483	41.5%
Total	1,116,414	1,149,197	-2.9%

Average sales price per unit:
Oil (per Bbl)	$65.60	$37.37	75.5%
Natural gas (per Mcf)	4.17	1.87	123.0%
Natural gas liquids (per Bbl)	31.45	9.03	248.3%
Combined (per BOE)	51.87	30.38	70.7%

Average unit cost per BOE:
Production costs
Production expenses	15.76	13.45	17.2%
Production taxes	3.94	2.55	54.9%
Total production costs	19.70	15.99	23.2%
Depreciation, depletion, amortization and accretion	13.69	12.36	10.8%

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

See further discussion in Note 7. Related Parties in Part II, Item 8 of this Form 10-K.

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

The Partnership Agreement provides that “Payout” occurs on the day when the aggregate amount distributed with respect to each of the common units equals $20.00 plus the Payout Accrual. The Partnership Agreement defines “Payout Accrual” as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time. The Partnership Agreement defines Net Investment Amount initially as $20.00 per common unit, regardless of the amount paid for the common unit. If at any time the Partnership distributes to holders of common units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

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

For the year ended December 31, 2021, the Partnership paid distributions of $1.423014 per common unit, or $15.7 million. For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2021:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
Proved Reserves (1)	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
PDP Properties	4,710	7,945	1,376	7,411	$112,017
PUD Properties	5,246	3,930	620	6,520	102,859
Total Proved Reserves	9,956	11,875	1,996	13,931	$214,876

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

Index

The Partnership’s proved reserves as of December 31, 2021 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $65.11 per barrel of oil, $3.29 per MMcf of natural gas and $15.97 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2021 were above the 2021 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Proved Undeveloped Reserves (PUD)

At December 31, 2021, the Partnership had PUDs of approximately 6,520 MBOE, or approximately 47% of total proved reserves. The following table reflects the changes in PUDs during 2021:

BOE
Proved undeveloped reserves, December 31, 2020	12,494,235
Revisions of previous estimates (1)	(5,490,323)
Extensions, discoveries and other additions (2)	1,305
Conversion to proved developed reserves (3)	(484,776)
Proved undeveloped reserves, December 31, 2021	6,520,441

(1)

The annual review of the PUDs resulted in a negative revision of approximately 5,490 MBOE. This revision was the result of 5,487 MBOE of downward adjustments attributable to changes in the future drill schedule, and 35 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield, offset by 32 MBOE of upward adjustments caused by higher oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2021 to December 31, 2020.

(2)	In 2021, extensions, discoveries and other additions of 1 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(3)

The Partnership converted 20 wells to proved developed reserves during 2021 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 485 MBOE.

Index

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. For example, the Partnership removed a portion of its PUDs during the second quarter of 2020 in conjunction with the significant drop in commodity prices caused by COVID-19 as the Partnership did not anticipate all PUD locations would be drilled within the five-year time frame. Further, the Partnership removed a portion of its PUDs during the fourth quarter of 2021 based on the best available information about the future drilling programs of the Partnership’s operators. All of the Partnership’s PUDs at December 31, 2021 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2021 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership’s management works closely with Pinnacle Energy to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation process as well as to review properties and discuss the methods and assumptions used by Pinnacle Energy in their preparation of the year-end reserve estimates. The Partnership also reviews the methods and assumptions used by Pinnacle Energy in the preparation of year-end reserve estimates and assesses them for reasonableness. The Board of Directors of the General Partner also meets with Partnership management to discuss matters and policies related to the Partnership’s reserves.

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

Index

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2021:

	December 31, 2021
	Gross	Net
Oil wells:
Williston Basin, North Dakota	392	22.2

Of the total well count for 2021, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2021, the Partnership had 391 wells producing or capable of production and one shut-in well. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2021, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	6,698	2,808	1,827	766	8,525	3,574

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

Delivery Commitments

As of December 31, 2021, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

The Partnership’s properties are operated by 14 third-party operators, who market and sell the Partnership’s production of oil, natural gas and natural gas liquids on behalf of the Partnership (and other fractional working interest owners).

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

Index

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

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, the EPA and the U.S. Army Corps proposed in December 2021 a rule that in practice would restore the old definition. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

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

On April 17, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation. The EPA rules include standards for completions of hydraulically fractured natural gas wells. Before January 1, 2015, these standards required owners/operators to reduce volatile organic compound, or VOC, emissions from natural gas not sent to the gathering line during well completion either by flaring, using a completion combustion device, or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the natural gas and make it available for use or sale, which can be done through the use of “green completions.” The standards are applicable to newly fractured wells and also existing wells that are refractured. Further, the finalized regulations established specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. In August 2020, the EPA finalized a rule that removed sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving this final rule. The resolution has the effect of reinstating the 2012 and 2016 VOC and methane standards for the transmission and storage segment, as well as the methane standards for the production and processing segments. Further, on November 2, 2021 the EPA proposed a rule to significantly reduce methane emissions from both existing and future oil and gas operations. The proposed rule has not yet been finalized.

The August 2020 rule also made technical amendments to the fugitive emissions monitoring requirements in the 2016 NSPS for the oil and natural gas industry that included: changes to the frequency for monitoring fugitive emissions (also known as “leaks”) at well sites and compressor stations, requirements for pneumatic pumps at well sites, and reduced requirements for professional engineer certifications. The technical amendments remain in effect.

In November 2018, the EPA revised a previously stayed rule defining site aggregation for air permitting purposes. Under this rule, it is possible that some sites could require additional permitting under the Clean Air Act, an outcome that could result in costs and delays to the Partnership’s operations.

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. Unlike the somewhat overlapping EPA regulations, which apply to new, modified and reconstructed sources, the BLM’s 2016 rule was drafted to address existing facilities, including a substantial number of existing wells that are likely to be marginal or low-producing, including leak detection and repair and other requirements regarding methane emissions. BLM’s rule was challenged and struck down in federal court in 2020. It has been reported that, as part of an administration-wide effort to reduce methane emissions, BLM will propose new regulations to target methane waste prevention from oil and gas activities on federally leased lands, including through possible royalty adjustments. In addition, the Department of Transportation has proposed standards aimed at reducing methane leaks from pipelines.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In October 2021, the Biden administration proposed a rule that purports to reverse most of the rollbacks introduced through these regulations. The administration has suggested that it will introduce a second phase of rules intended to expand the scope of NEPA review.

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

The Biden administration has declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. It is possible this will result in additional federal initiatives to regulate greenhouse gas emissions. In January 2021, the Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. greenhouse gases before setting emissions controls. Only the electric power sector would satisfy that requirement, according to the EPA’s own calculations. The Biden administration succeeded in its court petition to have this rule vacated and remanded.

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In October 2021, the United States Supreme Court decided to consider a case that can potentially reshape the scope of the EPA's authority to regulate GHG emissions under the federal Clean Air Act. The case involves a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In October 2021, the Biden administration issued proposed rules effectively to reverse most of these Trump-era relaxations.

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

FERC regulates the rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines under the Natural Gas Act (“NGA”) as well as under Section 311 of the Natural Gas Policy Act of 1978.

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

Index

FERC also authorizes the construction and operation of interstate natural gas pipelines under Section 7 of the NGA. With respect to its review of applications for the construction and operation of interstate natural gas pipeline facilities under the NGA, FERC must comply with environmental review requirements of NEPA. In 2021, FERC issued a Notice of Inquiry (NOI) requesting public comment on whether it should revise its approach under its current policy statement on certification of new natural gas transportation facilities, including among other things, options for assessing the significance of the impacts of greenhouse gas (GHG) emissions. This NOI is pending before FERC. Also in 2021, in an individual pipeline certificate proceeding, FERC announced that, upon reconsideration of its prior position, it will assess the significance of a proposed pipeline project’s GHG emissions and those emissions’ contribution to climate change in fulfilling its obligations under NEPA.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050.

Index

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

Employees

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership, and all decisions regarding the management of the Partnership are made by the General Partner and its officers. The General Partner utilizes the services of qualified third parties and consultants for specific projects, such as the preparation of the Partnership’s reserve estimates. The Board of Directors of the General Partner does not receive any salary, bonus or consulting fees for serving on the board of directors or managing the Partnership’s business. For more detail, refer to Part III, Items 10, 11 and 13, respectively, of this Form 10-K.

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

Index

Item 1A.  Risk Factors

Risks Related to the Partnership’s Business, Results of Operations and Cash Flows

If oil, natural gas or other hydrocarbon prices decrease and remain depressed for a prolonged period, such as the period experienced in 2020 upon the onset of the COVID-19 pandemic, cash flows from operations will decline and cash available for distributions will be impacted.

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

Index

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

Fourteen other companies operate the properties the Partnership has acquired. The Partnership has limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that it is required to fund. The failure of an operator of the Partnership’s wells to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on the operator and other working interest owners for these projects and its limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

Index

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

The marketability of the Partnership’s production will depend upon numerous factors beyond the Partnership’s control, including the availability and capacity of natural gas gathering systems, pipelines and other transportation and processing facilities owned by third parties. Transportation space on the gathering systems and pipelines the Partnership expects to utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. The Partnership’s access to transportation and processing options and the marketing of the Partnership’s production can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, as well as the other risks discussed above. The availability of markets is beyond the Partnership’s control. If market factors dramatically change, the impact on the Partnership’s revenues could be substantial and could adversely affect the Partnership’s ability to produce and market oil, natural gas and natural gas liquids, the value of the Partnership’s common units and the Partnership’s ability to pay distributions on the Partnership’s common units and service any Partnership debt obligations.

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

The Partnership may need additional funding in order to retain its full interest in the Bakken Assets.

The Partnership anticipates that it may be obligated to significantly invest within the next five years in drilling and well completion capital expenditures to fully participate in operator drilling programs in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing those properties. The Partnership will depend, at least in part, on cash flow from operations and/or may require additional financing to fund the anticipated capital expenditures needed to retain its full interest in the Bakken Assets. None of these funding sources is guaranteed, and if the Partnership is unable to obtain all of this funding, the Partnership may lose all or a portion of the assets acquired or reduce distributions, and its results of operations will be negatively affected accordingly.

Property interests that the Partnership has purchased or of which the Partnership participates in the development may not produce as projected and the Partnership may be unable to realize reserve potential, which could adversely affect the Partnership’s cash available for distribution.

Index

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

Historically, capital and operating costs typically rise during periods of sustained increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond the Partnership’s control as drilling activity increases, such as increases in the cost of electricity, tubular goods, water, sand and other disposable materials used in fracture stimulation and other raw materials that the Partnership and its vendors will rely upon, and the cost of services and labor especially those required in horizontal drilling and completion. Historically, oil and natural gas prices have fluctuated resulting in fluctuating levels of drilling activity in the U.S. oil and natural gas industry. Lower prices typically lead to lower costs of some drilling and completion equipment, services, materials and supplies. As commodity prices rise or stabilize or drilling activity otherwise increases, these lower cost levels may not be sustainable over long periods. As a result, such costs may rise faster than selling prices thereby negatively impacting the Partnership’s profitability and cash flow.

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

Index

The Partnership’s ability to use hedging transactions to protect it from future price declines will be dependent upon oil and natural gas prices at the time the Partnership enters into future hedging transactions and the Partnership’s future levels of hedging, and as a result its future net cash flows may be more sensitive to commodity price changes. Additionally, it may not be possible or economic to hedge all of the hydrocarbons the Partnership produces because of the lack of a market for such hedges or other reasons. The Partnership may hedge certain hydrocarbons it produces by entering into swaps, collars or other contracts covering hydrocarbons the Partnership considers to be priced similarly to the hydrocarbons it produces and could be subject to losses if the prices for the hydrocarbons the Partnership produces do not match the hydrocarbons for which the Partnership contracts.

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

Any of these events could adversely affect the Partnership’s ability to conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution or other environmental contamination, loss of wells, regulatory penalties, suspension or cessation of operations, and attorneys’ fees and other expenses incurred in the prosecution or defense of litigation and could also result in requirements to remediate, regulatory investigations, and/or the interruption of the Partnership’s business and/or the business of third parties.

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

The common units are not liquid and a limited partner’s ability to resell common units will be limited by the absence of a public trading market and substantial transfer restrictions.

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

Index

The General Partner has the right to make distributions from the proceeds of borrowings and capital contributions. Offering proceeds that are returned to investors as part of distributions to them will not be available for investments in oil and gas properties. In addition, during certain periods, distributions may exceed the amount of earnings and cash flows from operations during such periods. The payment of distributions will decrease the cash available to invest in the Partnership’s oil and gas properties and will reduce the amount of distributions the Partnership may make in the future. The Partnership cannot and does not guarantee that investors will receive any specific return on their investment.

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

Additional conflicts of interest may arise between the General Partner and its affiliates on the one hand, and the Partnership and the holders of its common units, on the other hand. In resolving these conflicts of interest, the General Partner may favor its own interests and the interests of its owners over the interests of holders of the Partnership’s common units. These conflicts include, among others, the following situations:

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

Index

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

Fees and cost reimbursements that must be paid to the General Partner and the Managing Dealer will reduce the cash the Partnership has available for distribution.

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

The Partnership is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil, natural gas and natural gas liquids. While the cost of compliance with these laws is not expected to be material to the Partnership’s operations, the possibility exists that new laws, regulations, executive orders or enforcement policies could be more stringent and significantly increase the Partnership’s compliance costs. If the Partnership is not able to recover the resulting costs through insurance or increased revenues, the Partnership’s ability to pay distributions to holders of the Partnership’s common units and service the Partnership’s debt obligations could be adversely affected.

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

Index

On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and therefore not impacted by this executive order. However, the Biden administration has proceeded to recommend an overhaul of the federal oil and gas leasing program to limit areas available for energy development and raise costs for companies to drill on public land. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

Additional regulatory scrutiny by the EPA could make it difficult to perform hydraulic fracturing, impact the Partnership’s ability to conduct business, and increase the Partnership’s costs of compliance and doing business.

Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. The EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The EPA also issued a pretreatment standard for the discharge of wastewater resulting from hydraulic fracturing activities, prohibiting the discharges of wastewater pollutants from onshore unconventional oil and gas extraction to publicly owned treatment works. In December 2016, the EPA concluded that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited the EPA’s assessment. The historic trend of more expansive and stricter environmental regulation may continue for the long term. Any additional regulatory actions taken by the EPA could increase the costs of the Partnership’s operations or result in additional operating restrictions or delays. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the Partnership ultimately is able to produce.

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

Index

Climate change legislation or regulations restricting emissions of greenhouse gases, or GHGs, could result in increased operating costs and reduced demand for the oil, natural gas and natural gas liquids the Partnership produces.

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has proposed rules to regulate methane emissions from new and existing oil and gas production sources and natural gas processing and transmission sources. The broader recent trend of more expansive and stricter climate change regulation may continue for the long term, including with the Biden administration’s return to the Paris Agreement global treaty to curb greenhouse gas emissions.

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

In past legislative sessions, Congress considered comprehensive federal legislation to reduce emissions of GHGs and many states and regions meanwhile have adopted or have considered measures to reduce GHG emission reduction levels, often involving the planned development of GHG emission inventories and/or cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. Federal efforts at a cap and trade program have not moved forward in Congress. Some members of Congress have publicly indicated an intention to introduce legislation to curb the EPA’s regulatory authority over GHGs and the United States Supreme Court is considering the issue. The adoption and implementation of any legislation or regulatory programs imposing reporting obligations on, or limiting emissions of GHGs from, equipment and operations on the Partnership’s properties could require the Partnership to incur costs to reduce emissions of GHGs associated with the Partnership’s operations or could adversely affect demand for the oil, natural gas and natural gas liquids that the Partnership produces.

Significant physical effects of climatic change have the potential to damage the Partnership’s facilities, disrupt the Partnership’s production activities and cause the Partnership to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, the operations that the Partnership plans to engage in may be adversely affected. Potential adverse effects could include damages to the Partnership’s facilities from powerful winds or rising waters in low lying areas, disruption of the Partnership’s production activities either because of climate-related damages to the Partnership’s facilities or the Partnership’s costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverages in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on the Partnership’s financing and operations by disrupting the transportation or process related services provided by midstream companies, service companies or suppliers with whom the Partnership has a business relationship. The Partnership may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. Should drought conditions occur, the Partnership’s ability to obtain water in sufficient quality and quantity could be impacted and in turn, the Partnership’s ability to perform hydraulic fracturing operations could be restricted or made more costly.

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

Index

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

Index

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

Tax Risks to Limited Partners

The Partnership’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats the Partnership as a corporation or the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to the Partnership’s limited partners.

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

If the Partnership was treated as a corporation for U.S. federal income tax purposes, the Partnership would pay federal income tax on the Partnership’s taxable income at the corporate tax rate, which, effective January 1, 2018, is currently a maximum of 21% and likely would pay state income tax at varying rates. Distributions to a limited partner would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to a limited partner. Because a tax would be imposed upon the Partnership as a corporation, cash available for distribution to a limited partner would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to the unitholders, likely causing a substantial reduction in the value of the Partnership’s common units.

Current law may change so as to cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject the Partnership to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states have ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such taxes on the Partnership will reduce the cash available for distribution to a limited partner.

An IRS contest of the Partnership’s U.S. federal income tax positions may adversely affect the value for the Partnership’s common units, and the cost of any IRS contest will reduce the Partnership’s cash available for distribution to the Partnership’s limited partners.

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Partnership. It may be necessary to resort to administrative or court proceedings to sustain some or all of the Partnership’s counsel’s conclusions or the positions the Partnership takes. A court may not agree with all of the Partnership’s counsel’s conclusions or positions the Partnership takes. Any contest with the IRS may materially and adversely impact the value of the Partnership’s units. In addition, costs incurred in any contest with the IRS will be borne indirectly by limited partners and the General Partner because the costs will reduce the Partnership’s cash available for distribution.

Index

If the IRS makes audit adjustments to the Partnership’s income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership, in which case cash available for distribution to limited partners might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership. To the extent possible under the new rules, the General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if the Partnership is eligible, issue a revised Schedule K-1 to each limited partner with respect to an audited and adjusted return. Although the General Partner may elect to have limited partners take such audit adjustment(s) into account in accordance with their interests in the Partnership during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, the Partnership’s current limited partners may bear some or all of the tax liability resulting from such audit adjustment(s), even if such limited partners did not own units in the Partnership during the tax year under audit. If, as a result of any such audit adjustment, the Partnership is required to make payments of taxes, penalties and interest, cash available for distribution to limited partners might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

A limited partner may be required to pay taxes on income from the Partnership even if a limited partner did not receive any cash distributions from the Partnership.

Because holders of the Partnership’s common units will be treated as partners to whom the Partnership will allocate taxable income which could be different in amount than the cash the Partnership distributes, a limited partner will be required to pay any federal income taxes and, in some cases, state and local income taxes on its share of the Partnership’s taxable income even if a limited partner receives no cash distributions from the Partnership. A limited partner may not receive cash distributions from the Partnership equal to its share of the Partnership’s taxable income or even equal to the tax liability that results from that income.

A limited partner may not qualify for percentage depletion deductions, and even if a limited partner does so qualify, a limited partner will be required to determine, and maintain records supporting, the deduction.

Percentage depletion is generally available with respect to limited partners who qualify under the independent producer exemption contained in Internal Revenue Code (“Code”) Section 613A(c). For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. The Partnership cannot determine whether, or provide any assurance, that a limited partner will qualify as an independent producer. Further, if a limited partner does qualify as an independent producer, the limited partner is required to determine the amount of the allowed percentage depletion deduction and maintain records supporting such determination.

The Partnership cannot assure its limited partners that it will meet the requirements for its limited partners to deduct intangible drilling and development costs.

Federal tax law places substantial limits on taxpayers’ ability to deduct intangible drilling and development costs (“IDCs”). Generally speaking, an “operator” is permitted to elect to currently deduct or capitalize and deduct ratably over a 60-month period, costs that are properly characterized as IDCs that the operator incurs in connection with the drilling and development of oil and natural gas wells. For purposes of deducting IDCs, an “operator” is generally defined as one that owns a working or an operating interest in an oil or gas well. If the Partnership determines that it is an “operator” with respect to its oil and gas wells, the Partnership’s determination is not binding on the IRS. The IRS may assert that the Partnership is not an “operator” with respect to one or more of its oil or gas wells at the time that IDCs are incurred. If the IRS were successful in such a challenge, the Partnership and, therefore, its limited partners, would not be entitled to deduct the IDCs incurred in connection with such wells.

If the Partnership is eligible to deduct IDCs, the Partnership cannot assure its limited partners that IDCs will be deductible in any given year.

If the Partnership is deemed to be an operator with respect to one or more of its oil or gas wells, its classification of a cost as an IDC is not binding on the IRS. The IRS may reclassify an item classified by the Partnership as an IDC as a cost that must be capitalized or that is not deductible.

Index

The IRS could challenge the timing of the Partnership’s deductions of IDCs, which could result in an increase to limited partners’ tax liabilities.

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

The deduction for IDCs may not be available to a limited partner if a limited partner does not have passive income.

If a limited partner has invested in the Partnership, the limited partner’s share of the Partnership’s deduction for IDCs in the year the limited partner invested in the Partnership and in future years will be a passive loss that can be used to offset only passive income. Such deductions cannot be used to offset “active” income, such as salary and bonuses, or portfolio income, such as dividends and interest income. Any unused passive loss from IDCs may be carried forward indefinitely by a limited partner to offset passive income in subsequent taxable years. Certain taxpayers are not subject to the passive loss rules.

On the disposition of property by the Partnership or of common units by a limited partner, certain deductions for IDCs, depletion, and depreciation must be recaptured as ordinary income.

A limited partner may be required to recapture as ordinary income certain deductions for IDCs, depletion, and depreciation on disposition of property by the Partnership or on disposition of the Partnership’s common units.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of future legislation.

The U.S. legislature regularly considers budget proposals that may impact many tax incentives and deductions that are currently used by U.S. oil and gas companies. Among others, budget provisions may include: repeal of the deduction of IDC; repeal of the percentage depletion deduction for oil and natural gas properties; repeal of the domestic manufacturing tax deduction for oil and gas companies; and an increase in the amortization period for geological and geophysical costs of independent producers.

The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could increase the amount of the Partnership’s taxable income allocable to a limited partner. The Partnership is unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any modifications to the federal income tax laws or interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in the Partnership’s common units.

Limited partners may be subject to a limit on the ability to deduct interest expense incurred by the Partnership.

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

A limited partner may be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in the Partnership’s common units

In addition to federal income taxes, a limited partner will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Partnership does business or owns property, even if a limited partner does not live in any of those jurisdictions. A limited partner will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, a limited partner may be subject to penalties for failure to comply with those requirements.

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

Index

Part II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2021, there were approximately 11.0 million common units outstanding, which were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership announced an estimated per common unit value of the Partnership’s common units as of December 31, 2021 of $23.29 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2021. The developed per common unit value range is $22.40 – $24.33. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/21
(unaudited)

Estimated fair value of oil and gas properties	$294,863
Estimated fair value of cash and cash equivalents	13,058
Estimated fair value of other assets and liabilities, net	3,392
Estimated fair value of preferred distribution rights above Payout	(54,409)
Estimated fair value of equity	$256,904

Common units outstanding	11,032

Estimated value per common unit	$23.29

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2021. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2021. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2021. The preferred distribution rights represent the Incentive Distribution Rights and the Dealer Manager Incentive Fees, as defined in the Partnership’s prospectus, which receive a percentage of the excess if any of the proceeds received by the common units from the Partnership’s assets and liabilities exceed $20.00 per common unit (“Payout”). The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

Index

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

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 14 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2022, which ranges from $72.91 per barrel to $59.89 per barrel as of January 1, 2022 to December 31, 2026, and an increase of 3% thereafter with price cap at $85.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2022, which ranges from $3.68 per Mcf to $3.05 per Mcf as of January 1, 2022 to December 31, 2026, and an increase of 3% thereafter with price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
-	Weighted average oil differential of $1.45 per barrel of oil
-	Weighted average natural gas differential of $0.04 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using weighted average of 24.1% of NYMEX oil price
-	Weighted average natural gas shrink of 26.5%
-	Weighted average NGL yield of 128.72 barrels per MMcf of wet gas
•	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing
-	Weighted average G&P expense on the production and sale of oil of $4.48 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $3.99 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $13.22 per barrel of oil equivalent
•	Total gross fixed lease operating expenses per well estimated at $5,000 per month
•	Total net variable lease operating expenses estimated at weighted average of $5.83 per barrel of oil
•	Total net variable workover expenses estimated at $2.16 per barrel of oil

Index

•	Gross capital expenditures to drill and complete future development locations estimated between approximately $5.0 and $7.0 million per well, depending upon operator and length of the well
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
-	Proved developed and undeveloped non-consent assets – 50.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $0.89 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.04 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $0.71 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $0.75 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.65 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.65 per common unit, all other assumptions remaining the same.

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

The Partnership Agreement provides that “Payout” occurs on the day when the aggregate amount distributed with respect to each of the common units equals $20.00 plus the Payout Accrual. The Partnership Agreement defines “Payout Accrual” as 7% per annum simple interest accrued monthly until paid on the Net Investment Amount outstanding from time to time. The Partnership Agreement defines Net Investment Amount initially as $20.00 per common unit, regardless of the amount paid for the common unit. If at any time the Partnership distributes to holders of common units more than the Payout Accrual, the amount the Partnership distributes in excess of the Payout Accrual will reduce the Net Investment Amount.

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

For the year ended December 31, 2021, the Partnership paid distributions of $1.423014 per common unit, or $15.7 million. For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 391 producing wells, an estimated approximate 0.1% non-operated working interest in 5 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 14 third-party operators, including Devon Energy (NYSE: DVN), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

Index

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020. COVID-19 rapidly spread worldwide, forcing governments around the world to take drastic measures to halt the outbreak. These measures included significant restrictions on travel, forced quarantines, stay-at-home requirements and the closure of businesses in many industries, creating extreme volatility in capital markets and the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. In addition to the outbreak of COVID-19, Saudi Arabia and Russia, two of the largest worldwide producers of crude oil, engaged in a price war during March and April 2020 that ultimately led to excess crude oil and natural gas inventory and congested supply chain channels, which weighed negatively on commodity prices while demand was low.

COVID-19’s impact to the global economy significantly decreased demand for oil, natural gas and NGL for the majority of 2020, but demand began to return in the fourth quarter of 2020 as government-mandated COVID-19 restrictions eased. Production restraint by domestic and foreign operators in 2021, along with the increased demand, contributed to higher commodity prices, with oil prices averaging approximately $77 per barrel for the fourth quarter of 2021. As noted in the table below, the average oil and natural gas prices of $68 per barrel of oil and $3.89 per Mcf of natural gas in 2021 were 74% and 92% higher than 2020 market pricing, respectively.

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2021 and 2020.

	Year Ended December 31,	Year Ended December 31,	Percent
	2021	2020	Change
Average market closing prices (1)
Oil (per Bbl)	$68.11	$39.26	73.5%
Natural gas (per Mcf)	$3.89	$2.03	91.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2021 and 2020. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $65.11 per barrel of oil, $3.29 per MMcf of natural gas and $15.97 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2020 were $31.82 per barrel of oil, ($2.33) per MMcf of natural gas and $3.13 per barrel of NGL. See “Note 9 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2021 and 2020.

Index

Results of Operations for Years 2021 and 2020

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2021 and 2020. The effect of the outbreak of COVID-19 during the first and second quarters of 2020 had a significant negative impact to the Partnership’s results from operations; as a result, the periods presented in the table below may not be directly comparable.

	Year Ended December 31,
	2021	Percent of Revenue	2020	Percent of Revenue	Percent Change
Total revenues	$57,909,801	100.0%	$34,914,718	100.0%	65.9%
Production expenses	17,593,947	30.4%	15,455,915	44.3%	13.8%
Production taxes	4,400,790	7.6%	2,924,746	8.4%	50.5%
Depreciation, depletion, amortization and accretion	15,285,464	26.4%	14,204,418	40.7%	7.6%
General and administrative expenses	2,383,557	4.1%	2,377,005	6.8%	0.3%

Sold production (BOE):
Oil	706,981		853,633		-17.2%
Natural gas	209,267		154,081		35.8%
Natural gas liquids	200,166		141,483		41.5%
Total	1,116,414		1,149,197		-2.9%

Average sales price per unit:
Oil (per Bbl)	$65.60		$37.37		75.5%
Natural gas (per Mcf)	4.17		1.87		123.0%
Natural gas liquids (per Bbl)	31.45		9.03		248.3%
Combined (per BOE)	51.87		30.38		70.7%

Average unit cost per BOE:
Production expenses	15.76		13.45		17.2%
Production taxes	3.94		2.55		54.9%
Depreciation, depletion, amortization and accretion	13.69		12.36		10.8%

Capital expenditures	$4,404,945		$8,822,410

Oil, natural gas and NGL revenues

For the years ended December 31, 2021 and 2020, revenues for oil, natural gas and NGL sales were $57.9 million and $34.9 million, respectively. Revenues for the sale of crude oil were $46.4 million and $31.9 million, respectively, which resulted in realized prices of $65.60 and $37.37 per barrel, respectively. Revenues for the sale of natural gas were $5.2 million and $1.7 million, respectively, which resulted in realized prices of $4.17 and $1.87 per Mcf, respectively. Revenues for the sale of NGLs were $6.3 million and $1.3 million, respectively, which resulted in realized prices of $31.45 and $9.03 per BOE, respectively. Average realized prices in the fourth quarter of 2021 were approximately $76.74 per barrel of oil, $4.99 per Mcf of natural gas and $41.22 per BOE of NGL, compared to the fourth quarter of 2020 prices of approximately $40.19 per barrel of oil, $2.42 per Mcf of natural gas and $13.03 per BOE of NGL.

The Partnership’s results for the year ended December 31, 2021 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the year ended December 31, 2020. In addition, the Partnership realized increases significantly exceeding average market gas and NGL prices in February 2021 as a result of the severe winter weather storms that resulted in power outages in Texas and other southern states. The Partnership’s realized sales prices for oil and natural gas have also benefited from improved differentials (see below) during 2021 as the market imbalances and certain supply chain constraints that developed during the spring and summer of 2020 due to COVID-19 have eased.

Index

Due to the inability to produce, process and sell oil and natural gas at economical prices with suppressed demand caused by COVID-19 and other factors described in “Current Price Environment” above, certain operators of the Bakken Assets temporarily suspended drilling programs, curtailed production and/or shut in producing wells during the second quarter of 2020. Approximately 25% of the Partnership’s producing wells were shut in for at least a portion of the second quarter of 2020, reducing the Partnership’s sold production to only approximately 1,300 BOE per day in May 2020. Operators of the Bakken Assets returned significant inventory of existing wells to production during the third quarter of 2020, then completed approximately 15 new wells during the fourth quarter of 2020. As a result, the Partnership’s sold production increased to approximately 3,900 BOE per day for the fourth quarter of 2020. Sold production from the Bakken Assets for the year ended December 31, 2020 was approximately 3,100 BOE per day.

Some operators of the Bakken Assets cautiously resumed new drilling as commodity prices recovered throughout 2021, but new capital investment and drilling of new wells on the Partnership’s acreage has been limited during 2021. While the Partnership’s operators did complete 14 new wells during the second quarter of 2021, new oil production from the 14 new wells has not fully offset the natural production decline of the Partnership’s wells as they age. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. Offsetting oil production declines, higher natural gas and NGL prices have incentivized the Partnership’s operators to improve the treatment and processing of extracted natural gas from the Bakken Assets. As a result, operators have ultimately reduced the shrink upon extraction of natural gas, which has yielded higher gas and NGL volumes during 2021, in comparison to 2020. The Partnership’s sold production for the Bakken Assets was approximately 2,600 BOE per day for the fourth quarter of 2021 and approximate 3,100 BOE per day for the year ended December 31, 2021.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken during 2021, oil price differentials improved during the year ended December 31, 2021, in comparison to the same period of 2020, thus resulting in higher realized prices on the sale of the Partnership’s oil production.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report, which is anticipated to be issued in the fall of 2022. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

Index

For the years ended December 31, 2021 and 2020, production expenses were $17.6 million and $15.5 million, and production expenses per BOE of sold production were $15.76 and $13.45, respectively. Production expenses per BOE increased in 2021, in comparison to 2020, primarily due to an increase in total gathering, processing and selling costs associated with the increased sale of the Partnership’s natural gas and NGL production. The production costs specific to the processing, treating and marketing of natural gas and NGLs are higher than those associated with oil, so an increase in sold natural gas and NGLs (in proportion to total sold volumes) results in a greater increase in these production expenses per BOE than the corresponding increase in production expenses for new oil production.

Production expenses for the fourth quarters of 2021 and 2020 were $3.9 million and $4.4 million, respectively, and production expenses per BOE of production were $15.98 and $12.17, respectively. Production expenses for BOE increased in the fourth quarter of 2021, in comparison to the fourth quarter of 2020, primarily due to lower sold production volumes, which decreases the base over which fixed costs are spread.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the years ended December 31, 2021 and 2020 were $4.4 million (8% of revenue) and $2.9 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2021 and 2020 were $1.1 million (7% of revenue) and $1.0 million (8% of revenue), respectively. Oil production comprised approximately 62% and 63%, respectively, of the Partnership’s sold production volumes in the three months and year ended December 31, 2021, whereas oil production comprised approximately 73% and 74%, respectively, of the Partnership’s sold production volumes in the three months and year ended December 31, 2020.

General and administrative expenses

General and administrative costs for the years ended December 31, 2021 and 2020 were $2.4 million in both periods. The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the years ended December 31, 2021 and 2020 was $15.3 million and $14.2 million, respectively, and DD&A per BOE of production was $13.69 and $12.36, respectively. DD&A for the fourth quarters of 2021 and 2020 was $4.0 million in both periods, and DD&A per BOE of production was $16.35 and $11.12, respectively.

The increase in DD&A expense per BOE of production for the three months and year ended December 31, 2021, compared to same periods of 2020, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from changes in the future drill schedule and well performance during 2021.

Interest income (expense), net

Interest expense, net for the year ended December 31, 2021 was $380, and Interest income, net for the year ended December 31, 2020 was $30,000, respectively.

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Settlement gain (loss) on matured derivatives, net	$(1,977,537)	$1,116,113
Gain (loss) on mark-to-market of derivatives, net	594,632	(387,305)
Gain (loss) on derivatives, net	$(1,382,905)	$728,808

The Partnership’s oil production contracts that expired during year ended December 31, 2021 represented approximately 136,000 barrels of oil. The Partnership’s realized loss of approximately $2.0 million equated to an approximate loss of $14.49 per barrel of oil. The Partnership’s oil production contracts that expired during the year ended December 31, 2020 represented approximately 168,000 barrels of oil. The Partnership’s realized gain of approximately $1.1 million equated to an approximate gain of $6.66 per barrel of oil.

The Partnership did not enter into any new contracts during the fourth quarter of 2021 and had no outstanding contracts at December 31, 2021. The Partnership’s oil production contracts that expired during the fourth quarter of 2020 represented approximately 61,000 barrels of oil. The Partnership’s realized loss of approximately $49,000 equated to an approximate loss of $0.81 per barrel of oil.

The mark-to-market (non-cash, unrealized) gains recorded for the years ended December 31, 2021 and 2020 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest (income) expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; (iv) exploration expenses; and (v) (gain)/loss on the mark-to-market of derivative instruments, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income	$16,862,758	$711,301
Interest (income) expense, net	380	(29,859)
Depreciation, depletion, amortization and accretion	15,285,464	14,204,418
Exploration expenses	-	-
Non-cash (gain) loss on mark-to-market of derivatives	(594,632)	387,305
Adjusted EBITDAX	$31,553,970	$15,273,165

Index

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. Although the Partnership did extinguish its revolving credit facility in November 2019, the Partnership may utilize available financing in the future, particularly for future capital expenditures, if needed. The Partnership generated $31.0 million and $16.3 million in cash flow from operations for the years ended December 31, 2021 and 2020, respectively. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

Although the Partnership anticipates its cash on-hand and cash flow from operations to be adequate to fund its cash requirements, the Partnership’s revenues and cash flow from operations are highly sensitive to changes in oil and natural gas prices and to levels of production. If market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. The Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites when cash flow is available. However, the Partnership’s operating results will be negatively impacted if new investment in the Partnership’s undrilled acreage remains limited. The Partnership faces the challenge of natural production volume declines, so as reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

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

Distributions

Prior to “Payout,” all distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Managing Dealer, until Payout occurs.

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

Index

For the year ended December 31, 2020, the Partnership paid distributions of $1.423014 per common unit, or $15.7 million. For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million.

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

Oil and Natural Gas Properties

Future Investment

The Partnership incurred approximately $4.4 million and $8.8 million, respectively, in capital expenditures for the years ended December 31, 2021 and 2020. The Partnership has 5 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 5 wells to be less than $1 million. In addition to the 2022 estimated capital expenditures for in-process wells, the Partnership anticipates that it may be obligated to invest an additional $30 to $40 million in drilling capital expenditures from 2022 through 2026 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2022. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semiannual review based on current market conditions and future capital investment information provided by operators of the Bakken Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2021 and 2020.

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

See further discussion in Note 7. Related Parties in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

Index

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

Index

Virtually all of the Partnership’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of oil, natural gas and natural gas liquids and prevailing supply and demand conditions, so that prices fluctuate to remain competitive with other available suppliers.

Subsequent Events

In January 2022, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2022, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

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

Index

Item 8.  Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, Partners’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Richmond, Virginia

March 17, 2022

Index

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$13,058,237	$3,076,840
Accounts receivable and other current assets	6,107,403	5,629,026
Total Current Assets	19,165,640	8,705,866

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $51,325,366 and $36,136,401, respectively	181,409,033	192,170,057
Total Assets	$200,574,673	$200,875,923

Liabilities
Accounts payable and accrued expenses	$3,033,067	$3,658,846
Derivative liability	-	594,632
Total Current Liabilities	3,033,067	4,253,478

Asset retirement obligations	743,583	624,089
Total Liabilities	3,776,650	4,877,567

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	196,798,238	195,998,571
General partner's interest	(215)	(215)
Total Partners’ Equity	196,798,023	195,998,356

Total Liabilities and Partners’ Equity	$200,574,673	$200,875,923

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Revenues
Oil	$46,375,794	$31,904,428
Natural gas	5,238,149	1,732,123
Natural gas liquids	6,295,858	1,278,167
Total revenue	57,909,801	34,914,718

Operating costs and expenses
Production expenses	17,593,947	15,455,915
Production taxes	4,400,790	2,924,746
General and administrative expenses	2,383,557	2,377,005
Depreciation, depletion, amortization and accretion	15,285,464	14,204,418
Total operating costs and expenses	39,663,758	34,962,084

Operating income (loss)	18,246,043	(47,366)

Interest income (expense), net	(380)	29,859
Gain (loss) on derivatives, net	(1,382,905)	728,808
Total other expense, net	(1,383,285)	758,667

Net income	$16,862,758	$711,301

Basic and diluted net income per common unit	$1.53	$0.06

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2019	11,031,579	$210,689,174	$(215)	$210,688,959
Distributions declared and paid to common units ($1.396165 per common unit)	-	(15,401,904)	-	(15,401,904)
Net income	-	711,301	-	711,301
Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($1.423014 per common unit)	-	(15,698,091)	-	(15,698,091)
Estimated state tax withholding for limited partners	-	(365,000)	-	(365,000)
Net income	-	16,862,758	-	16,862,758
Balances - December 31, 2021	11,031,579	$196,798,238	$(215)	$196,798,023

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Cash flow from operating activities:
Net income	$16,862,758	$711,301

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	15,285,464	14,204,418
(Gain) loss on mark-to-market of derivatives	(594,632)	387,305

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(478,377)	2,557,578
Accounts payable and accrued expenses	(57,123)	(1,540,250)

Net cash flow provided by operating activities	31,018,090	16,320,352

Cash flow from investing activities:
Cash paid for acquisition of oil and natural gas properties	-	(110,073)
Additions to oil and natural gas properties	(5,338,602)	(12,565,987)

Net cash flow used in investing activities	(5,338,602)	(12,676,060)

Cash flow from financing activities:
Distributions paid to limited partners	(15,698,091)	(15,401,904)

Net cash flow used in financing activities	(15,698,091)	(15,401,904)

Increase (decrease) in cash and cash equivalents	9,981,397	(11,757,612)
Cash and cash equivalents, beginning of period	3,076,840	14,834,452

Cash and cash equivalents, end of period	$13,058,237	$3,076,840

Interest paid	$-	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,162,189	$2,095,846

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2021

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

As of December 31, 2021, the Partnership owned an approximate 5.5% non-operated working interest in 391 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 0.1% non-operated working interest in 5 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

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

Property and Depreciation, Depletion and Amortization

The Partnership accounts for its oil and natural gas properties using the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense during the period the costs are incurred. Exploratory drilling costs are initially capitalized but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The capitalized costs of oil and natural gas properties are depleted using the unit-of-production method on a field basis based on estimated proved developed and/or undeveloped oil, natural gas and NGL reserves.

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

Index

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2021 and 2020, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the years ended December 31, 2021 and 2020, the Partnership’s oil, natural gas and NGL sales were through 14 operators and approximately 92% of the Partnership’s total revenue was generated through sales by four operators in both years. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2021 and 2020 relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2019	$570,795
Well additions	29,880
Accretion	23,414
Revisions	-
Balance as of December 31, 2020	624,089
Well additions	22,995
Accretion	26,321
Revisions	70,178
Balance as of December 31, 2021	$743,583

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

Index

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2021 and 2020, there were no such costs accrued.

Net Income per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2021 and 2020. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 6) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 6) would occur.

Note 3.  Oil and Natural Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of December 31, 2021, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 391 producing wells, and an estimated approximate 0.1% non-operated working interest in 5 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2021, the Partnership has participated in the drilling of 196 wells, of which 187 have been completed at December 31, 2021. The Partnership incurred approximately $4.4 million and $8.8 million in capital drilling and completion costs for the years ended December 31, 2021 and 2020, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred in 2022 to complete the 5 wells in process at December 31, 2021; however, estimated capital expenditures could be different from amounts actually invested.

Evaluation for Potential Impairment of Oil and Natural Gas Investments

The Partnership assesses its proved oil and natural gas properties for possible impairment whenever events or circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. The Partnership did not identify any specific events or circumstances to be potential indicators of impairment during 2021. For the annual performance of its test of recoverability for the Bakken Assets, the Partnership’s calculation of estimated future net cash flows was based on existing reserves, forecasted production and cost information and management’s outlook of future commodity prices. The underlying commodity prices used in the determination of the Partnership’s estimated future net cash flows were based on NYMEX forward strip prices as of January 1, 2022, adjusted by field or area for estimated location and quality differentials, as well as other trends and factors that management believed will impact realizable prices. Future operating cost estimates were based on actual historical costs of the Bakken Assets. The Partnership’s recoverability analyses did not identify any impairment losses as of December 31, 2021.

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the years ended December 31, 2021 and 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020. The Partnership did not have any outstanding derivative contracts at December 31, 2021.

	Year Ended December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current liabilities	$-	$(594,632)	$-
Total	$-	$(594,632)	$-

Index

The Level 2 instruments presented in the table above consist of Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheets as Derivative liability at December 31, 2020. See additional detail in Note 5. Risk Management.

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

The Partnership did not have any outstanding derivative contracts as of December 31, 2021. As of December 31, 2020, the Partnership’s derivative instruments were in a loss position; therefore, a current liability of approximately $0.6 million, which approximates fair value, was recognized in Derivative Liability on the Partnership’s consolidated balance sheet.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and has not entered into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents settlement gain or loss of matured derivative instruments and non-cash gains or losses on open derivative instruments for the periods presented.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Settlement gain (loss) on matured derivatives, net	$(1,977,537)	$1,116,113
Gain (loss) on mark-to-market of derivatives, net	594,632	(387,305)
Gain (loss) on derivatives, net	$(1,382,905)	$728,808

Settlements on matured derivatives above reflect a realized gain or loss on derivative contracts which matured during the period, calculated as the difference between the contract price and the market settlement price. The mark-to-market (non-cash, unrealized) gains or losses above represent the change in fair value of derivative instruments which were held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

Prior to “Payout,” all distributions made by the Partnership, if any, will be paid to the holders of common units.  Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Managing Dealer, until Payout occurs.

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

For the year ended December 31, 2021, the Partnership paid distributions of $1.423014 per common unit, or $15.7 million. For the year ended December 31, 2020, the Partnership paid distributions of $1.396165 per common unit, or $15.4 million.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include general and administrative costs. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2021 and 2020 was approximately $1.1 million in both years. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

Index

For the years ended December 31, 2021 and 2020, approximately $133,000 and $380,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2021 and 2020, approximately $43,000 and $90,000, respectively, was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11 that gave the Partnership access to Energy 11’s personnel and administrative resources, including accounting, asset management and other day-to-day management support. The cost sharing agreement reduced these accounting and asset management costs to the Partnership, as these shared day-to-day costs were split evenly between the two partnerships. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. Any other direct third-party costs were paid by the party receiving the services. The compensation due to the President of Energy 11’s general partner was also a shared cost between the Partnership and Energy 11 for the year ended December 31, 2020. For the year ended December 31, 2020, approximately $268,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. In October 2020, the cost sharing agreement was terminated by the Partnership, effective December 31, 2020.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including one-half of the annual compensation and basic health benefits of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the year ended December 31, 2021, approximately $591,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the year ended December 31, 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Note 8.  Subsequent Events

In January 2022, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2022, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Index

Note 9. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2021 and 2020 is as follows:

	2021	2020
Producing properties	$161,615,609	$157,212,668
Non-producing	71,118,790	71,093,790
	232,734,399	228,306,458
Accumulated depreciation, depletion and amortization	(51,325,366)	(36,136,401)
Net capitalized costs	$181,409,033	$192,170,057

For the years ended December 31, 2021 and 2020, the Partnership incurred the following costs in oil and natural gas producing activities:

	2021	2020
Development costs	$4,427,940	$8,852,290

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2021, 2020 and 2019.

Index

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2021, 2020 and 2019 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs	Total
	(Bbls)	(Mcf)	(Bbls)	(BOE)
December 31, 2019	18,181,839	8,769,538	1,423,411	21,066,839
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	954,587	668,211	122,579	1,188,535
Revisions of previous estimates (2)	(1,217,253)	8,465,491	820,183	1,013,845
Production	(853,633)	(924,481)	(141,483)	(1,149,197)
December 31, 2020	17,065,540	16,978,759	2,224,690	22,120,022
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	616	4,131	-	1,305
Revisions of previous estimates (4)	(6,403,447)	(3,852,738)	(28,435)	(7,074,004)
Production	(706,981)	(1,255,604)	(200,166)	(1,116,414)
December 31, 2021	9,955,728	11,874,548	1,996,089	13,930,908

(1)	In 2020, extensions, discoveries and other additions of 1,189 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

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

(3)	In 2021, extensions, discoveries and other additions of 1 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(4)

Revisions to previous estimates decreased proved reserves by a net amount of 7,074 MBOE. These revisions result from 5,487 MBOE of downward adjustments attributable to changes in the future drill schedule and 1,665 MBOE of downward adjustments attributable to well performance, offset by 78 MBOE of upward adjustments caused by changes in oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2021 to December 31, 2020.

Index

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $65.11 per barrel of oil, $3.29 per MMcf of natural gas and $15.97 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2020 were $31.82 per barrel of oil, $(2.33) per MMcf of natural gas and $3.13 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2021, 2020 and 2019 are summarized in the table below.

	Oil	Natural Gas	NGLs	Total
	(Bbls)	(Mcf)	(Bbls)	(BOE)
Proved developed reserves:
December 31, 2019	6,986,035	4,733,090	774,311	8,549,194
December 31, 2020	6,881,782	9,202,098	1,210,323	9,625,788
December 31, 2021	4,709,922	7,944,532	1,376,457	7,410,468

Proved undeveloped reserves:
December 31, 2019	11,195,804	4,036,448	649,100	12,517,645
December 31, 2020	10,183,758	7,776,661	1,014,367	12,494,235
December 31, 2021	5,245,806	3,930,016	619,632	6,520,441

The following details the changes in proved undeveloped reserves (PUD) for 2020 and 2021 (in BOE):

BOE
Proved undeveloped reserves, December 31, 2019	12,517,645
Revisions of previous estimates (1)	697,585
Extensions, discoveries and other additions (2)	1,188,535
Conversion to proved developed reserves (3)	(1,909,530)
Proved undeveloped reserves, December 31, 2020	12,494,235
Revisions of previous estimates (4)	(5,490,323)
Extensions, discoveries and other additions (5)	1,305
Conversion to proved developed reserves (6)	(484,776)
Proved undeveloped reserves, December 31, 2021	6,520,441

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

(4)

The annual review of the PUDs resulted in a negative revision of approximately 5,490 MBOE. This revision was the result of 5,487 MBOE of downward adjustments attributable to changes in the future drill schedule, and 35 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield, offset by 32 MBOE of upward adjustments caused by higher oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2021 to December 31, 2020.

(5)	In 2021, extensions, discoveries and other additions of 1 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(6)

The Partnership converted 20 wells to proved developed reserves during 2021 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 485 MBOE.

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

	2021	2020
	(in thousands)	(in thousands)

Future cash inflows	$719,186	$510,534
Future production costs	(240,407)	(233,563)
Future development costs	(38,447)	(83,551)
Future net cash flows	440,332	193,420
10% annual discount	(225,456)	(125,407)
Standardized measure of discounted future net cash flows	$214,876	$68,013

Changes in the standardized measure of discounted future net cash flows are as follows:

	2021	2020
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$68,013	$243,149
Changes resulting from:
Extensions, discoveries and other additions	15	7,889
Sales of oil, natural gas and NGLs, net of production costs	(35,915)	(16,534)
Net changes in prices and production costs	221,910	(149,606)
Development costs incurred during the period	4,428	8,852
Revisions to previous estimates	(91,061)	(45,739)
Accretion of discount	6,811	24,349
Change in estimated future development costs	40,675	(4,347)
Standardized measure of discounted future net cash flows	$214,876	$68,013

Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2021, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2021:

Name	Age	Position
Glade M. Knight	78	Director and Chief Executive Officer
David S. McKenney	59	Director and Chief Financial Officer and Secretary

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

Index

The General Partner

The General Partner is Energy Resources 12 GP, LLC, which was formed in 2016 and has no operating history. The General Partner was formed by its Class A voting members, which units are controlled by companies controlled by Glade M. Knight and David S. McKenney. The General Partner’s Class B non-voting units are controlled by companies controlled by Anthony F. Keating III and Michael J. Mallick.

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

With the Partnership’s closing on the purchase of certain non-operated oil and gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. The management fee paid to the General Partner for the years ended December 31, 2021 and 2020 was approximately $1.1 million in both years.

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

Item 11.  Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2021 and 2020, other than the approximate $1.1 million management fee (described above) paid to the General Partner by the Partnership, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Index

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2021 and 2020, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2022 the beneficial ownership of the common units that are owned by:

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

On December 28, 2018, the Partnership terminated its Agreements with REI, which extinguished any potential fee upon sale of certain of the Partnership’s assets as was required under the Agreements. At the time of the extinguishment, the payment of a fee was not probable and there was no value to the rights owned by REI. In connection with the termination, the General Partner issued 500 of its Class B Units to each of Pope Energy Investors, LP and CFK Energy, LLC. The General Partner received $250 from each of Pope Energy Investors, LP and CFK Energy, LLC for this transaction. The General Partner Class B Units are non-voting and participate in 50% of any distributions by the General Partner from proceeds of its Incentive Distribution Rights, after Payout and the Dealer Manager Incentive Fees are paid, as defined in Note 6. Capital Contributions and Partners’ Equity of Part II, Item 8 of this Form 10-K.

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

Index

During the years ended December 31, 2021 and 2020, approximately $133,000 and $380,000 of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2021 and 2020, approximately $43,000 and $90,000 was due to a member of the General Partner.

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2021 and 2020 was approximately $1.1 million in both years.

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

Cost Sharing Agreement

On January 31, 2018, the Partnership entered into a cost sharing agreement with Energy 11, L.P. (“Energy 11”) that gave the Partnership access to Energy 11’s president, personnel and administrative resources. The personnel provide accounting, asset management and other day-to-day management support for both partnerships. The shared day-to-day costs were split evenly between the two partnerships and any direct third-party costs are paid by the party receiving the services. The shared costs were based on actual costs incurred with no mark-up or profit to the Partnership. For the years ended December 31, 2020, approximately $268,000 of expenses subject to the cost sharing agreement were incurred by the Partnership and have been reimbursed to Energy 11. The agreement was terminated by the Partnership in October 2020, effective December 31, 2020.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including one-half of the annual compensation and basic health benefits of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the year ended December 31, 2021, approximately $591,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the year ended December 31, 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Index

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

Item 14.  Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2021. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2021 and 2020, fees paid or payable to EY for services performed in connection with the audit of the 2021 financial statements, the audit of the 2020 financial statements, 2021 and 2020 interim reviews and 2021 and 2020 tax return preparation and compliance are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit fees	$175,000	$200,000
Audit-related fees	—	—
Tax fees	58,000	55,000
All other fees	—	—
Total	$233,000	$255,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2021 and 2020 were approved by the Board of Directors.

Index

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020

(iii) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2021 and 2020

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference from Exhibit 4.1 to the Partnership’s Annual Report on Form 10-K filed on March 17, 2021)
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
101

The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101

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

Date: March 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 17, 2022
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 17, 2022
David S. McKenney	(principal financial and accounting officer)