Form 10-Q
period 2022-03-31
ENERGY RESOURCES 12, L.P.
filed 2022-05-12
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-55916

Energy Resources 12, L.P.

(Exact name of registrant as specified in its charter)

Delaware	81-4805237
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 W 3rd Street, Suite 220 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 882-9192

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
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

As of May 12, 2022, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$15,465,739	$13,058,237
Accounts receivable and other current assets	6,481,503	6,107,403
Total Current Assets	21,947,242	19,165,640

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $54,403,509 and $51,325,366, respectively	178,907,751	181,409,033
Total Assets	$200,854,993	$200,574,673

Liabilities
Accounts payable and accrued expenses	$2,340,469	$3,033,067
Total Current Liabilities	2,340,469	3,033,067

Asset retirement obligations	658,485	743,583
Total Liabilities	2,998,954	3,776,650

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	197,856,254	196,798,238
General partner's interest	(215)	(215)
Total Partners’ Equity	197,856,039	196,798,023

Total Liabilities and Partners’ Equity	$200,854,993	$200,574,673

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021

Revenues
Oil	$10,797,117	$11,026,810
Natural gas	1,316,000	1,399,505
Natural gas liquids	1,430,435	1,238,233
Total revenue	13,543,552	13,664,548

Operating costs and expenses
Production expenses	4,185,077	4,454,040
Production taxes	1,031,922	1,028,206
General and administrative expenses	711,207	746,979
Depreciation, depletion, amortization and accretion	3,002,584	3,669,857
Total operating costs and expenses	8,930,790	9,899,082

Operating income	4,612,762	3,765,466

Interest expense, net	(471)	(709)
Loss on derivatives	-	(1,166,974)
Total other expense, net	(471)	(1,167,683)

Net income	$4,612,291	$2,597,783

Basic and diluted net income per common unit	$0.42	$0.24

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended March 31, 2021	-	2,597,783	-	2,597,783
Balances - March 31, 2021	11,031,579	$194,745,880	$(215)	$194,745,665

Balances - December 31, 2021	11,031,579	$196,798,238	$(215)	$196,798,023
Distributions declared and paid to common units ($0.322191 per common unit)	-	(3,554,275)	-	(3,554,275)
Net income - three months ended March 31, 2022	-	4,612,291	-	4,612,291
Balances - March 31, 2022	11,031,579	$197,856,254	$(215)	$197,856,039

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021

Cash flow from operating activities:
Net income	$4,612,291	$2,597,783

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	3,002,584	3,669,857
Loss on mark-to-market of derivatives	-	130,671

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(374,100)	(843,560)
Accounts payable and accrued expenses	(335,408)	662,443

Net cash flow provided by operating activities	6,905,367	6,217,194

Cash flow from investing activities:
Additions to oil and natural gas properties	(943,590)	(2,094,134)

Net cash flow used in investing activities	(943,590)	(2,094,134)

Cash flow from financing activities:
Distributions paid to limited partners	(3,554,275)	(3,850,474)

Net cash flow used in financing activities	(3,554,275)	(3,850,474)

Increase in cash and cash equivalents	2,407,502	272,586
Cash and cash equivalents, beginning of period	13,058,237	3,076,840

Cash and cash equivalents, end of period	$15,465,739	$3,349,426

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$804,999	$2,021,030

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2022

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

As of March 31, 2022, the Partnership owned an approximate 5.5% non-operated working interest in 392 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 3.0% non-operated working interest in eight wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 14 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2021 financial statements included in its 2021 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2022 and 2021. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) will occur.

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of March 31, 2022, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 392 producing wells, and an estimated approximate 3.0% non-operated working interest in eight wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2022, the Partnership has participated in the drilling of 198 wells, of which 188 have been completed as of March 31, 2022. The Partnership incurred approximately $0.6 million and $2.0 million in capital drilling and completion costs for the three-month periods ended March 31, 2022 and 2021. The Partnership anticipates approximately $2.0 to $2.5 million of capital expenditures will be incurred to complete the eight wells in process as of March 31, 2022. In addition, the Partnership elected to participate in five new wells during April 2022; the Partnership owns an estimated 22% non-operated working interest in these five wells, and the Partnership’s share of related capital expenditures are estimated to be approximately $8 million. Estimated capital expenditures to complete these 13 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2022	2021
Balance at January 1	$743,583	$624,089
Well additions	31	22,995
Accretion	6,272	6,272
Revisions	(91,401)	-
Balance at March 31	$658,485	$653,356

Note 5. Capital Contribution and Partners’ Equity

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

Index

For the three months ended March 31, 2022, the Partnership paid distributions of $0.322191 per common unit, or $3.6 million. For the three months ended March 31, 2021, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million.

Note 6. Related Parties

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three months ended March 31, 2022 and 2021 was approximately $273,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three months ended March 31, 2022 and 2021, approximately $37,000 and $32,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2022, approximately $37,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including those of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three months ended March 31, 2022 and 2021, approximately $138,000 and $140,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the three months ended March 31, 2022 and 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Index

Note 7. Subsequent Events

In April 2022, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

●	the impact of and ongoing recovery from COVID-19;
●	any impact of the ongoing Russian-Ukrainian conflict on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2022, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 392 producing wells, an estimated 3.0% non-operated working interest in 8 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 14 third-party operators, including Devon Energy Corporation (NYSE: DVN), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and RimRock Oil and Gas.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East and Russia; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. As government-mandated COVID-19 restrictions eased during the fourth quarter of 2020 and into 2021, demand for oil and natural gas returned. Production restraint by domestic and foreign operators in 2021, in conjunction with higher worldwide demand during the prolonged recovery from COVID-19, contributed to higher commodity prices throughout 2021. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has further exacerbated supply shortages, causing oil prices to increase even more during the first quarter of 2022.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Percent
	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$95.01	$58.14	63.4%
Natural gas (per Mcf)	$4.67	$3.50	33.4%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$13,543,552	100.0%	$13,664,548	100.0%	-0.9%
Production expenses	4,185,077	30.9%	4,454,040	32.6%	-6.0%
Production taxes	1,031,922	7.6%	1,028,206	7.5%	0.4%
Depreciation, depletion, amortization and accretion	3,002,584	22.2%	3,669,857	26.9%	-18.2%
General and administrative expenses	711,207	5.3%	746,979	5.5%	-4.8%

Sold production (BOE):
Oil	115,084		199,873		-42.4%
Natural gas	37,400		52,334		-28.5%
Natural gas liquids	33,942		48,582		-30.1%
Total	186,426		300,789		-38.0%

Average sales price per unit:
Oil (per Bbl)	$93.82		$55.17		70.1%
Natural gas (per Mcf)	5.86		4.46		31.4%
Natural gas liquids (per Bbl)	42.14		25.49		65.3%
Combined (per BOE)	72.65		45.43		59.9%

Average unit cost per BOE:
Production expenses	22.45		14.81		51.6%
Production taxes	5.54		3.42		62.0%
Depreciation, depletion, amortization and accretion	16.11		12.20		32.0%

Capital expenditures	$586,399		$2,019,318

Oil, natural gas and NGL revenues

For the three months ended March 31, 2022, revenues for oil, natural gas and NGL sales were $13.5 million. Revenues for the sale of crude oil were $10.8 million, which resulted in a realized price of $93.82 per barrel. Revenues for the sale of natural gas were $1.3 million, which resulted in a realized price of $5.86 per Mcf. Revenues for the sale of NGLs were approximately $1.4 million, which resulted in a realized price of $42.14 per BOE of production. For the three months ended March 31, 2021, revenues for oil, natural gas and NGL sales were $13.7 million. Revenues for the sale of crude oil were $11.0 million, which resulted in a realized price of $55.17 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $4.46 per Mcf. Revenues for the sale of NGLs were approximately $1.2 million, which resulted in a realized price of $25.49 per BOE of production.

The Partnership’s results for the three months ended March 31, 2022 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the same period of 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales price for natural gas for the first quarter of 2021 exceeded average market prices due to severe winter weather storms that resulted in power outages in Texas and other southern states in February 2021.

Index

Some operators of the Bakken Assets cautiously resumed new drilling as commodity prices recovered throughout 2021, but new capital investment and drilling of new wells on the Partnership’s acreage was limited during 2021 and the first quarter of 2022. While the Partnership’s operators did complete 14 new wells during the second quarter of 2021, new oil production from those new wells has not fully offset the natural production decline of the Partnership’s wells as they age. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels. The Partnership’s sold production for the Bakken Assets was approximately 2,100 BOE per day for the first quarter of 2022, compared to approximately 3,300 BOE per day for the first quarter of 2021. During the second quarter of 2022, the Partnership elected to participate in the drilling of five new wells, of which the Partnership owns an average estimated non-operated working interest of approximately 22%. The Partnership anticipates these five wells will significantly contribute to sold production volumes upon completion.

If the operators of the Bakken Assets are unable to produce, process and sell oil and natural gas at economical prices, the operators may curtail daily production, shut-in producing wells or seek other cost-cutting measures. Consequently, any of these measures could significantly impact the Partnership’s oil, natural gas and NGL production, and there can be no assurance regarding how they will produce if and when they are brought back on-line. Further, production is dependent on the investment in existing wells and the development of new wells. See further discussion on the Partnership’s investment in new wells in “Liquidity and Capital Resources” below.

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials have continued to improve during the three months ended March 31, 2022, when compared to the same period of 2021, thus resulting in higher realized prices on the sale of the Partnership’s oil production.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report is anticipated to be issued in the fall of 2022. If use of the Dakota Access Pipeline or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

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

Production expenses for the three months ended March 31, 2022 and 2021 were $4.2 million and $4.5 million, and production expenses per BOE were $22.45 and $14.81, respectively. Production expenses per BOE increased in the three months ended March 31, 2022, in comparison to the same period of 2021, primarily due to (i) lower sold production volumes, which decreases the production base over which fixed costs are spread; (ii) an increase in workover expenses as certain of the Partnership’s existing wells have required additional rework to either maintain production efficiency or return to full production; and (iii) an increase in total gathering, processing and selling costs associated with the sale of the Partnership’s natural gas and NGL production.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2022 and 2021 were $1.0 million (8% of revenue) in both periods. Oil production comprised approximately 62% of the Partnership’s sold production volumes in the three months ended March 31, 2022, whereas oil production comprised approximately 66% of the Partnership’s sold production volumes in the three months ended March 31, 2021.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2022 and 2021 were $0.7 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2022 and 2021 was $3.0 million and $3.7 million, respectively, and DD&A per BOE of production was $16.11 and $12.20, respectively.

The increase in DD&A expense per BOE of production for the three months ended March 31, 2022, compared to same period of 2021, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from well performance during 2021 and changes in the future drill schedule during the most recent reserve analysis (as of December 31, 2021).

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 and 2021 was approximately $470 and $700, respectively.

Loss on derivatives

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

The Partnership did not designate its 2021 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not enter into any new contracts during the first quarter of 2022 and had no outstanding contracts at March 31, 2022. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market loss recorded during the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Settlement loss on matured derivatives	$(1,036,303)
Loss on mark-to-market of derivatives	(130,671)
Loss on derivatives	$(1,166,974)

The Partnership’s oil production contracts that expired during the three months ended March 31, 2021 represented approximately 84,000 barrels of oil. The Partnership’s realized loss of approximately $1.0 million equated to an approximate loss of $12.31 per barrel of hedged oil production, and an approximate loss of $5.18 per barrel of total sold oil production for the first quarter of 2021.

The mark-to-market (non-cash, unrealized) loss recorded for the three months ended March 31, 2021 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income	$4,612,291	$2,597,783
Interest expense, net	471	709
Depreciation, depletion, amortization and accretion	3,002,584	3,669,857
Exploration expenses	-	-
Non-cash loss on mark-to-market of derivatives	-	130,671
Adjusted EBITDAX	$7,615,346	$6,399,020

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

See further discussion in “Note 6. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. As of March 31, 2022, the Partnership had approximately $15.5 million in cash on-hand. The Partnership generated approximately $31.0 million in cash flow from operating activities for the year ended December 31, 2021 and approximately $6.9 million in cash flow from operating activities for the three months ended March 31, 2022. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

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

Distributions

For the three months ended March 31, 2022, the Partnership paid distributions of $0.322191 per common unit, or $3.6 million. For the three months ended March 31, 2021, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current distribution rate. If distributions are not paid or are reduced, the difference to the current distribution rate per common unit will be deferred and is required to be paid before final Payout occurs, as defined in “Note 6. Capital Contribution and Partners’ Equity” in Part I, Item 1 of this Form 10-Q.

Oil and Natural Gas Properties

The Partnership incurred approximately $0.6 million and $2.0 million in capital expenditures during the three months ended March 31, 2022 and 2021. The Partnership has eight wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those eight wells is between $2.0 and $2.5 million. In addition, the Partnership elected to participate in five new wells during April 2022; the Partnership owns an average estimated 22% non-operated working interest in these five wells, and the Partnership’s share of related capital expenditures are estimated to be approximately $8 million. The Partnership anticipates these 13 wells will be completed during the second and/or third quarters of 2022. In addition to the estimated capital expenditures of approximately $10 to $11 million to complete the 13 wells above, the Partnership anticipates that it may be obligated to invest up to an additional $25 to $30 million in drilling capital expenditures from 2023 through 2027 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2022. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In April 2022, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding the Partnership’s hedging programs to mitigate commodity risks is contained in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2021 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2021 Form 10-K.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL and contained in Exhibit 101.

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

Date: May 12, 2022