Form 10-Q
period 2022-06-30
ENERGY RESOURCES 12, L.P.
filed 2022-08-12
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Cash and cash equivalents	$17,310,229	$13,058,237
Accounts receivable and other current assets	7,929,160	6,107,403
Total Current Assets	25,239,389	19,165,640

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $57,316,156 and $51,325,366, respectively	179,555,999	181,409,033
Total Assets	$204,795,388	$200,574,673

Liabilities
Accounts payable and accrued expenses	$3,556,327	$3,033,067
Total Current Liabilities	3,556,327	3,033,067

Asset retirement obligations	665,211	743,583
Total Liabilities	4,221,538	3,776,650

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	200,574,065	196,798,238
General partner's interest	(215)	(215)
Total Partners’ Equity	200,573,850	196,798,023

Total Liabilities and Partners’ Equity	$204,795,388	$200,574,673

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues
Oil	$12,091,563	$13,031,698	$22,888,680	$24,058,508
Natural gas	1,402,611	990,412	2,718,611	2,389,917
Natural gas liquids	1,520,564	1,396,257	2,950,999	2,634,490
Total revenue	15,014,738	15,418,367	28,558,290	29,082,915

Operating costs and expenses
Production expenses	3,825,704	4,490,793	8,010,781	8,944,833
Production taxes	1,167,541	1,228,963	2,199,463	2,257,169
General and administrative expenses	539,900	540,549	1,251,107	1,287,528
Depreciation, depletion, amortization and accretion	2,919,373	4,251,387	5,921,957	7,921,244
Total operating costs and expenses	8,452,518	10,511,692	17,383,308	20,410,774

Operating income	6,562,220	4,906,675	11,174,982	8,672,141

Interest income (expense), net	6,065	39	5,594	(670)
Loss on derivatives	-	(215,931)	-	(1,382,905)
Total other income (expense), net	6,065	(215,892)	5,594	(1,383,575)

Net income	$6,568,285	$4,690,783	$11,180,576	$7,288,566

Basic and diluted net income per common unit	$0.60	$0.43	$1.01	$0.66

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended March 31, 2021	-	2,597,783	-	2,597,783
Balances - March 31, 2021	11,031,579	194,745,880	(215)	194,745,665
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended June 30, 2021	-	4,690,783	-	4,690,783
Balances - June 30, 2021	11,031,579	$195,586,190	$(215)	$195,585,975

Balances - December 31, 2021	11,031,579	$196,798,238	$(215)	$196,798,023
Distributions declared and paid to common units ($0.322191 per common unit)	-	(3,554,275)	-	(3,554,275)
Net income - three months ended March 31, 2022	-	4,612,291	-	4,612,291
Balances - March 31, 2022	11,031,579	197,856,254	(215)	197,856,039
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended June 30, 2022	-	6,568,285	-	6,568,285
Balances - June 30, 2022	11,031,579	$200,574,065	$(215)	$200,573,850

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021

Cash flow from operating activities:
Net income	$11,180,576	$7,288,566

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	5,921,957	7,921,244
Loss on mark-to-market of derivatives	-	(594,632)

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,821,757)	(1,432,247)
Accounts payable and accrued expenses	(420,130)	(94,168)

Net cash flow provided by operating activities	14,860,646	13,088,763

Cash flow from investing activities:
Additions to oil and natural gas properties	(3,203,905)	(3,916,903)

Net cash flow used in investing activities	(3,203,905)	(3,916,903)

Cash flow from financing activities:
Distributions paid to limited partners	(7,404,749)	(7,700,947)

Net cash flow used in financing activities	(7,404,749)	(7,700,947)

Increase in cash and cash equivalents	4,251,992	1,470,913
Cash and cash equivalents, beginning of period	13,058,237	3,076,840

Cash and cash equivalents, end of period	$17,310,229	$4,547,753

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,105,579	$1,302,850

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2022

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

As of June 30, 2022, the Partnership owned an approximate 5.5% non-operated working interest in 392 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 10% non-operated working interest in 15 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 12 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2021 financial statements included in its 2021 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2022.

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

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2022 and 2021. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) will occur.

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of June 30, 2022, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 392 producing wells, and an estimated approximate 10% non-operated working interest in 15 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2022, the Partnership has participated in the drilling of 205 wells, of which 188 have been completed as of June 30, 2022. The Partnership incurred approximately $4.1 million and $3.1 million in capital drilling and completion costs for the six-month periods ended June 30, 2022 and 2021. The Partnership anticipates approximately $7 to $8 million of capital expenditures will be incurred to complete the 15 wells in process as of June 30, 2022. Estimated capital expenditures to complete these 15 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2022	2021
Balance at January 1	$743,583	$624,089
Well additions	31	22,995
Accretion	12,997	12,917
Revisions	(91,400)	-
Balance at June 30	$665,211	$660,001

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

Index

For the three months ended June 30, 2022 and 2021, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. For the six months ended June 30, 2022 and 2021, the Partnership paid distributions of $0.671232 and $0.698082 per common unit, or $7.4 million and $7.7 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and six months ended June 30, 2022 and 2021 was approximately $273,000 and $545,000, respectively, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and six months ended June 30, 2022 and 2021, approximately $39,000 and $76,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2022, approximately $39,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2021, approximately $29,000 and $62,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including those of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the three and six months ended June 30, 2022, approximately $134,000 and $272,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the three and six months ended June 30, 2021, approximately $149,000 and $289,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the three and six months ended June 30, 2022 and 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Index

Note 7. Subsequent Events

In July 2022, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2022, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 392 producing wells, an estimated 10% non-operated working interest in 15 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by 12 third-party operators, including Devon Energy Corporation (NYSE: DVN), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and Chord Energy (NASDAQ: CHRD).

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

The outbreak of a novel coronavirus (“COVID-19”) in China in December 2019 significantly impacted the global economy throughout 2020, and the domestic oil and gas industry was especially impacted as demand for oil, natural gas and other hydrocarbons substantially declined, beginning in March and April 2020. As government-mandated COVID-19 restrictions eased during the fourth quarter of 2020 and into 2021, demand for oil and natural gas returned. Production restraint by domestic and foreign operators in 2021, in conjunction with higher worldwide demand during the prolonged recovery from COVID-19, contributed to higher commodity prices throughout 2021. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia has further exacerbated supply shortages, causing oil prices to increase even more during the first half of 2022.

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$108.52	$66.17	64.0%	$101.77	$62.22	63.6%
Natural gas (per Mcf)	$7.50	$2.95	154.2%	$6.08	$3.22	88.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,					Six Months Ended June 30,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$15,014,738	100.0%	$15,418,367	100.0%	-2.6%	$28,558,290	100.0%	$29,082,915	100.0%	-1.8%
Production expenses	3,825,704	25.5%	4,490,793	29.1%	-14.8%	8,010,781	28.1%	8,944,833	30.8%	-10.4%
Production taxes	1,167,541	7.8%	1,228,963	8.0%	-5.0%	2,199,463	7.7%	2,257,169	7.8%	-2.6%
Depreciation, depletion, amortization and accretion	2,919,373	19.4%	4,251,387	27.6%	-31.3%	5,921,957	20.7%	7,921,244	27.2%	-25.2%
General and administrative expenses	539,900	3.6%	540,549	3.5%	-0.1%	1,251,107	4.4%	1,287,528	4.4%	-2.8%

Sold production (BOE):
Oil	109,422		199,973		-45.3%	224,506		399,846		-43.9%
Natural gas	36,297		61,641		-41.1%	73,697		113,975		-35.3%
Natural gas liquids	36,573		61,554		-40.6%	70,515		110,136		-36.0%
Total	182,292		323,168		-43.6%	368,718		623,957		-40.9%

Average sales price per unit:
Oil (per Bbl)	$110.50		$65.17		69.6%	$101.95		$60.17		69.4%
Natural gas (per Mcf)	6.44		2.68		140.3%	6.15		3.49		76.2%
Natural gas liquids (per Bbl)	41.58		22.68		83.3%	41.85		23.92		75.0%
Combined (per BOE)	82.37		47.71		72.6%	77.45		46.61		66.2%

Average unit cost per BOE:
Production expenses	20.99		13.90		51.0%	21.73		14.34		51.5%
Production taxes	6.40		3.80		68.4%	5.97		3.62		64.9%
Depreciation, depletion, amortization and accretion	16.01		13.16		21.7%	16.06		12.70		26.5%

Capital expenditures	$3,560,896		$1,104,589			$4,147,295		$3,123,907

Oil, natural gas and NGL revenues

For the three months ended June 30, 2022, revenues for oil, natural gas and NGL sales were $15.0 million. Revenues for the sale of crude oil were $12.1 million, which resulted in a realized price of $110.50 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $6.44 per Mcf. Revenues for the sale of NGLs were approximately $1.5 million, which resulted in a realized price of $41.58 per BOE of production. For the three months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $15.4 million. Revenues for the sale of crude oil were $13.0 million, which resulted in a realized price of $65.17 per barrel. Revenues for the sale of natural gas were $1.0 million, which resulted in a realized price of $2.68 per Mcf. Revenues for the sale of NGLs were approximately $1.4 million, which resulted in a realized price of $22.68 per BOE of production.

For the six months ended June 30, 2022, revenues for oil, natural gas and NGL sales were $28.6 million. Revenues for the sale of crude oil were $22.9 million, which resulted in a realized price of $101.95 per barrel. Revenues for the sale of natural gas were $2.7 million, which resulted in a realized price of $6.15 per Mcf. Revenues for the sale of NGLs were approximately $3.0 million, which resulted in a realized price of $41.85 per BOE of production. For the six months ended June 30, 2021, revenues for oil, natural gas and NGL sales were $29.1 million. Revenues for the sale of crude oil were $24.1 million, which resulted in a realized price of $60.17 per barrel. Revenues for the sale of natural gas were $2.4 million, which resulted in a realized price of $3.49 per Mcf. Revenues for the sale of NGLs were approximately $2.6 million, which resulted in a realized price of $23.92 per BOE of production.

Index

The Partnership’s results for the three and six months ended June 30, 2022 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the same periods of 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Some operators of the Bakken Assets cautiously resumed new drilling as commodity prices recovered throughout 2021, as indicated by the completion of 14 new wells during the second quarter of 2021. However, new oil production from those new wells has not fully offset the natural production decline of the Partnership’s wells as they age. In addition to natural production decline, the Williston Basin in North Dakota was hit with a late-season snowstorm that resulted in significant downtime for producing wells during April 2022, which negatively impacted production volumes during the second quarter of 2022. Therefore, the Partnership’s sold production for the Bakken Assets decreased in the three- and six-month periods ended June 30, 2022, in comparison to the same periods of 2021. Sold production for the Bakken Assets was approximately 2,000 BOE per day for both the three and six months ended June 30, 2022, compared to approximately 3,600 and 3,400 BOE per day for the same periods of 2021, respectively. During the first half of 2022, the Partnership elected to participate in the drilling of nine new wells, of which the Partnership owns an average estimated non-operated working interest of approximately 16%. The Partnership anticipates these nine wells will be completed during the third quarter of 2022 and significantly contribute to sold production volumes upon completion. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials have continued to improve during the three and six months ended June 30, 2022, when compared to the same periods of 2021, thus resulting in higher realized prices on the sale of the Partnership’s oil production.

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

Index

Operating costs and expenses

Production expenses

Production expenses are daily costs incurred by the Partnership to bring oil and natural gas out of the ground and to market, along with the daily costs incurred to maintain producing properties. Such costs include field personnel compensation, saltwater disposal, utilities, maintenance, repairs and servicing expenses related to the Partnership’s oil and natural gas properties, along with the gathering and processing contracts in effect for the extraction, transportation and treatment of oil and natural gas.

Production expenses for the three months ended June 30, 2022 and 2021 were $3.8 million and $4.5 million, and production expenses per BOE were $20.99 and $13.90, respectively. Production expenses for the six months ended June 30, 2022 and 2021 were $8.0 million and $8.9 million, and production expenses per BOE were $21.73 and $14.34, respectively. Production expenses per BOE increased in the three and six months ended June 30, 2022, in comparison to the same periods of 2021, primarily due to lower sold production volumes, which decreases the production base over which fixed costs are spread. The Partnership also realized an increase in workover expenses during the first quarter of 2022 as certain of its existing wells required additional rework to either maintain production efficiency or return to full production.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2022 and 2021 were $1.2 million (8% of revenue) in both periods. Production taxes for the six months ended June 30, 2022 and 2021 were $2.2 million (8% of revenue) and $2.3 million (8% of revenue), respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2022 and 2021 were $0.5 million in both periods. General and administrative costs for the six months ended June 30, 2022 and 2021 were $1.3 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2022 and 2021 was $2.9 million and $4.3 million, respectively, and DD&A per BOE of production was $16.01 and $13.16, respectively. The Partnership’s DD&A for the six months ended June 30, 2022 and 2021 was $5.9 million and $7.9 million, respectively, and DD&A per BOE of production was $16.06 and $12.70, respectively.

The increase in DD&A expense per BOE of production for the three and six months ended June 30, 2022, compared to same periods of 2021, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from well performance during 2021 and changes in the future drill schedule during the Partnership’s December 31, 2021 reserve analysis.

Interest income (expense), net

Interest income for the three months ended June 30, 2022 and 2021 was approximately $6,000 and $39, respectively. Interest income (expense), net for the six months ended June 30, 2022 and 2021 was approximately $5,600 and $(670), respectively.

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

Index

The Partnership did not designate its 2021 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not enter into any new contracts during the first half of 2022 and had no outstanding contracts at June 30, 2022. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gains recorded during the three and six months ended June 30, 2021.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Settlement loss on matured derivatives	$(941,234)	$(1,977,537)
Gain on mark-to-market of derivatives	725,303	594,632
Loss on derivatives	$(215,931)	$(1,382,905)

The Partnership’s oil production contracts that expired during the three months ended June 30, 2021 represented approximately 52,000 barrels of oil. The Partnership’s realized loss of approximately $0.9 million equated to an approximate loss of $17.98 per barrel of hedged oil production, and an approximate loss of $4.71 per barrel of total sold oil production for the second quarter of 2021. The Partnership’s oil production contracts that expired during the six months ended June 30, 2021 represented approximately 136,000 barrels of oil. The Partnership’s realized loss of approximately $2.0 million equated to an approximate loss of $14.49 per barrel of hedged oil production, and an approximate loss of $4.95 per barrel of total sold oil production for the first half of 2021.

The mark-to-market (non-cash, unrealized) gains recorded for the three and six months ended June 30, 2021 represent the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income	$6,568,285	$4,690,783	$11,180,576	$7,288,566
Interest (income) expense, net	(6,065)	(39)	(5,594)	670
Depreciation, depletion, amortization and accretion	2,919,373	4,251,387	5,921,957	7,921,244
Exploration expenses	-	-	-	-
Non-cash loss on mark-to-market of derivatives	-	(725,303)	-	(594,632)
Adjusted EBITDAX	$9,481,593	$8,216,828	$17,096,939	$14,615,848

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

See further discussion in “Note 6. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. As of June 30, 2022, the Partnership had approximately $17.3 million in cash on-hand. The Partnership generated approximately $31.0 million in cash flow from operating activities for the year ended December 31, 2021 and approximately $14.9 million in cash flow from operating activities for the six months ended June 30, 2022. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

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

Distributions

For the three months ended June 30, 2022 and 2021, the Partnership paid distributions of $0.349041 per common unit, or $3.9 million, in both periods. For the six months ended June 30, 2022 and 2021, the Partnership paid distributions of $0.671232 and $0.698082 per common unit, or $7.4 million and $7.7 million, respectively.

While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current distribution rate. If distributions are not paid or are reduced, the difference to the current distribution rate per common unit will be deferred and is required to be paid before final Payout occurs, as defined in “Note 5. Capital Contribution and Partners’ Equity” in Part I, Item 1 of this Form 10-Q.

Index

Oil and Natural Gas Properties

The Partnership incurred approximately $4.1 million and $3.1 million in capital expenditures during the six months ended June 30, 2022 and 2021, respectively. The Partnership has 15 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 15 wells is between $5 and $10 million. The Partnership anticipates these 15 wells will be substantially completed during the third quarter of 2022. In addition to the estimated capital expenditures of approximately $5 to $10 million to complete the 15 wells above, the Partnership anticipates that it may be obligated to invest up to an additional $25 to $35 million in drilling capital expenditures from 2023 through 2027 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2022 and into 2023. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In July 2022, the Partnership declared and paid $1.5 million, or $0.134247 per outstanding common unit, in distributions to its holders of common units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL and contained in Exhibit 101.

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

Date: August 12, 2022