Form 10-K
period 2022-12-31
ENERGY RESOURCES 12, L.P.
filed 2023-03-22
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2022 was $0.

As of March 22, 2023, the Partnership had 11,031,579 common units outstanding.

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

As of December 31, 2022, the Partnership owned an approximate 5.7% non-operated working interest in 403 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 0.2% non-operated working interest in 8 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 12 third-party operators on behalf of the Partnership and other working interest owners.

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

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2022, the Partnership has participated in the drilling of 209 wells, of which 199 have been completed at December 31, 2022. The Partnership has incurred a total of approximately $72.5 million in capital drilling and completion costs to develop these 209 wells through December 30, 2022. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the 8 wells in process at December 31, 2022.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East and Russia; current and/or future government sanctions impacting certain oil producing nations; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns, such as the outbreak of COVID-19 in December 2019; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC have further exacerbated supply shortages. In 2022, oil market prices averaged over $90 per barrel, with a peak in second quarter at over $120 per barrel. In addition, natural gas market prices averaged $6.45 per MMBtu in 2022, approximately 68% higher than 2021.

Index

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

The Partnership’s operators generally market and sell the oil and natural gas extracted from Partnership wells. In addition, these operators coordinate the transportation of oil and natural gas production from wells in which the Partnership participates to appropriate pipelines or rail transport facilities pursuant to arrangements that such operators negotiate and maintain with various parties purchasing the production. The price at which Partnership production is sold is generally tied to a market spot price, and the differential between the market spot price and the Partnership’s realized sales price represents the imbedded transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods.

Production, Prices and Production Cost History

The following table sets forth certain information regarding the production volumes, average prices received, and average production costs associated with the sale of oil, natural gas, and natural gas liquids for the periods indicated below.

	Year Ended December 31,		Percent
	2022	2021	Change

Sold production (BOE):
Oil	503,925	706,981	-28.7%
Natural gas	154,630	209,267	-26.1%
Natural gas liquids	141,495	200,166	-29.3%
Total	800,050	1,116,414	-28.3%

Average sales price per unit:
Oil (per Bbl)	$94.00	$65.60	43.3%
Natural gas (per Mcf)	6.45	4.17	54.7%
Natural gas liquids (per Bbl)	33.93	31.45	7.9%
Combined (per BOE)	72.68	51.87	40.1%

Average unit cost per BOE:
Production costs
Production expenses	20.46	15.76	29.8%
Production taxes	5.87	3.94	49.0%
Total production costs	26.33	19.70	33.7%
Depreciation, depletion, amortization and accretion	17.15	13.69	25.3%

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

See further discussion in Note 5. Related Parties in Part II, Item 8 of this Form 10-K.

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

For the year ended December 31, 2022, the Partnership declared and paid distributions of $1.396164 per common unit, or $15.4 million. For the year ended December 31, 2021, the Partnership declared and paid distributions of $1.423014 per common unit, or $15.7 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2022:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
Proved Reserves (1)	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
PDP Properties	4,214	7,986	1,223	6,767	$137,762
PUD Properties	3,828	2,927	398	4,715	89,532
Total Proved Reserves	8,042	10,913	1,621	11,482	$227,294

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

The Partnership’s proved reserves as of December 31, 2022 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $94.41 per barrel of oil, $6.54 per MMcf of natural gas and $20.67 per barrel of NGL. See “Note 7 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

Index

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2022 were below the 2022 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Proved Undeveloped Reserves (PUD)

At December 31, 2022, the Partnership had PUDs of approximately 4,715 BOE, or approximately 41% of total proved reserves. The following table reflects the changes in PUDs during 2022:

BOE
Proved undeveloped reserves, December 31, 2021	6,520,441
Revisions of previous estimates (1)	(876,492)
Extensions, discoveries and other additions (2)	10,076
Conversion to proved developed reserves (3)	(939,467)
Proved undeveloped reserves, December 31, 2022	4,714,558

(1)

The annual review of the PUDs resulted in a negative revision of approximately 876 MBOE. This revision was the result of 836 MBOE of downward adjustments attributable to changes in the future drill schedule and 40 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2022 to December 31, 2021.

(2)	In 2022, extensions, discoveries and other additions of 10 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Bakken Assets.

(3)

The Partnership completed 12 new wells during 2022; therefore, the Partnership converted these 12 wells to proved developed reserves during 2022, which resulted in a downward adjustment to PUDs of 939 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. For example, the Partnership removed a portion of its PUDs during the second quarter of 2020 in conjunction with the significant drop in commodity prices caused by COVID-19 as the Partnership did not anticipate all PUD locations would be drilled within the five-year time frame. Further, the Partnership removed a portion of its PUDs during the fourth quarter of 2021 based on the best available information about the future drilling programs of the Partnership’s operators. All of the Partnership’s PUDs at December 31, 2022 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Index

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2022 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2022:

	December 31, 2022
	Gross	Net
Oil wells:
Williston Basin, North Dakota	404	23.7

Of the total well count for 2022, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2022, the Partnership had 403 wells producing or capable of production and one shut-in well. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Index

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2022, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	6,983	2,927	1,542	647	8,525	3,574

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

Delivery Commitments

As of December 31, 2022, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

The Partnership’s properties are operated by 12 third-party operators, who market and sell the Partnership’s production of oil, natural gas and natural gas liquids on behalf of the Partnership (and other fractional working interest owners).

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

Index

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

Index

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, in September 2022, the EPA proposed to designate as hazardous two highly prevalent manufactured chemicals known as per- and polyfluoroalkyl substances (PFAS): perfluorooctanoic acid (PFOA) and perfluorooctanesulfonic acid (PFOS). If finalized, the rulemaking would require entities to report to regulators releases of PFOA and PFOS above reportable quantities, and the rulemaking is likely to culminate in new cleanup obligations for these chemicals. In the future, the Partnership could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed or released by prior owners or operators, or property contamination, including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future or mitigate existing contamination.

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

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, the EPA and the U.S. Army Corps finalized in December 2022 a rule that in practice restores the old definition and will be effective in March 2023. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

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

In August 2020, the EPA removed sources in the transmission and storage segment from regulation under the 2012 and 2016 New Source Performance Standards (“NSPS”) for the oil and natural gas industry for ozone-forming VOCs and for greenhouse gases (“GHGs”) from methane. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving this final rule. The resolution had the effect of reinstating the 2012 and 2016 VOC and methane standards for the transmission and storage segment, as well as the methane standards for the production and processing segments.

Further, on November 2, 2021 the EPA proposed a rule to significantly reduce methane emissions from both existing and future oil and gas operations. In November 2022, the EPA proposed a supplemental rule that significantly expands on the November 2021 proposal. The November 2022 rule requires additional reductions of methane and VOC emissions from new, modified or reconstructed oil and natural gas facilities and includes first-time presumptive standards for existing oil and gas facilities.

In addition, the new proposal introduces a monitoring approach that would ensure all well sites are regularly monitored for leaks, also known as “fugitive emissions.” Wellhead-only sites would no longer be excluded. The new proposal would base the type and frequency of monitoring on the amount and types of equipment at a site, rather than on estimated emissions from a site. Control devices would be subject to continuous monitoring and regular inspections. EPA is also proposing to limit the use of flares for eliminating venting of associated gas from oil wells, and instead would require well owners/operators to route associated gas to a sales line, use the gas for fuel or another beneficial purpose, or reinject it into a well.

The rules proposed in November 2021 and 2022 have not yet been finalized.

In November 2018, the EPA revised a previously stayed rule defining site aggregation for air permitting purposes. Under this rule, it is possible that some sites could require additional permitting under the Clean Air Act, an outcome that could result in costs and delays to the Partnership’s operations.

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. BLM’s rule was challenged and struck down in federal court in 2020. In November 2022, the BLM proposed a new rule that limits monthly royalty-free natural gas flaring at wells on federal and tribal lands and strengthens requirements to mitigate waste from these wells, including through the implementation of a leak detection and repair program.

In November 2021, the Department of Transportation finalized rules that brought, for the first time, significant miles of natural gas gathering pipelines under federal safety regulation and imposed new requirements to report incidents, including methane leaks, from these pipelines.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In April 2022, the Biden administration finalized a rule that reverses most of the rollbacks introduced through the Trump-era regulations. The new revisions represent the first of two phases of NEPA rulemaking planned by the Biden administration, and focus on: providing agencies with more flexibility to define the purpose and need of a proposed action; establishing NEPA procedures as a floor rather than a ceiling; and restoring and clarifying the definitions of direct, indirect, and cumulative effects to include environmental impacts related to climate change and environmental justice.

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

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In June 2022, in a case called West Virginia v. U.S. Environmental Protection Agency, the United States Supreme Court held that the “major questions” doctrine limits EPA’s power to curtail GHG emissions by requiring power plants to shift generation to lower emitted fuel sources. The case involved a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants.

Prior to this Supreme Court decision, the Biden administration EPA had indicated that it was preparing a new strategy for regulation of GHGs. Even after this decision, EPA has committed to using the full scope of its authority to combat climate change. Among other things, in September 2022 EPA initiated a pre-proposal docket for public input on how to regulate GHG emissions from new and existing fuel-fired plants, with comments due in March 2023. Nevertheless, any significant federal agency effort to introduce new regulations limiting GHG emissions is likely to continue to be challenged in the courts.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In June 2021, the Fish and Wildlife Service under the Biden administration stated its plan to rescind or revise most of the 2019 revisions. As of the end of 2022, some of this revisionary rulemaking had been completed while others were ongoing. Pursuant to a number of federal court rulings in 2022, any unamended 2019 Trump-era rules under the ESA are expected to remain in place until the Fish and Wildlife Service changes them, which changes the agency expects to finalize in 2024..

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

Index

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

Twelve other companies operate the properties the Partnership has acquired. The Partnership has limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that it is required to fund. The failure of an operator of the Partnership’s wells to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on the operator and other working interest owners for these projects and its limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued. A court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

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

The Partnership has experienced higher costs in 2022 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

Index

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

The Partnership has acquired oil and gas properties that are not fully developed and require that the Partnership engage in drilling and well completion to fully exploit the reserves attributable to the properties. Because the Partnership has acquired non-operated properties, it will not be in charge of the drilling and well completions but will be obligated to pay its pro rata share of drilling and completion costs or be subject to penalties. Drilling and completion of wells by its operators will involve numerous risks, including the risk that the Partnership will not encounter commercially productive oil or natural gas reservoirs. The Partnership may incur significant expenditures to drill and complete wells, including cost overruns. Additionally, current geoscience technology may not allow the Partnership to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that the Partnership will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to holders of the Partnership’s common units and for servicing any debt obligations.

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

Index

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

Despite terminating a credit facility in November 2019, the Partnership may enter into a new credit facility in the future, which would require the Partnership to use a portion of its cash flow to pay interest on and principal of any indebtedness when due, which will reduce the cash available to finance the Partnership’s operations and other business activities. This could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

Index

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. Despite being organized as a partnership under state law, the Partnership will be treated as a corporation for U.S. federal income tax purposes unless it satisfies the “qualifying income” requirement. Based on the Partnerships current operations, we believe the Partnership satisfies the qualifying income requirement. The Partnership has not requested, and does not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

If the Partnership was treated as a corporation for U.S. federal income tax purposes, the Partnership would pay federal income tax on the Partnership’s taxable income at the corporate tax rate, which, effective January 1, 2018, is currently a maximum of 21% and likely would pay state income tax at varying rates. Distributions to a limited partner would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to a limited partner. Because a tax would be imposed upon the Partnership as a corporation, cash available for distribution to a limited partner would be substantially reduced. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to the limited partners, likely causing a substantial reduction in the value of the Partnership’s common units.

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

The Partnership has not requested a ruling from the IRS with respect to its treatment as a partnership for U.S. federal income tax purposes or any other matter affecting the Partnership. It may be necessary to resort to administrative or court proceedings to sustain some or all of the Partnership’s counsel’s conclusions or the positions the Partnership takes. A court may not agree with all of the Partnership’s counsel’s conclusions or positions the Partnership takes. Any contest with the IRS may materially and adversely impact the value of the Partnership’s units. In addition, costs incurred in any contest with the IRS will be borne indirectly by limited partners and the General Partner because the costs will reduce the Partnership’s cash available for distribution. In addition, a successful IRS challenge to the Partnership’s U.S. federal income tax positions could adversely affect the amount, character and timing of taxable income or loss allocated to limited partners.

If the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership, in which case cash available for distribution to limited partners might be substantially reduced.

If the IRS makes audit adjustments to the Partnership’s income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the Partnership. To the extent possible under these rules, the General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if the Partnership is eligible, issue a revised Schedule K-1 to each limited partner with respect to an audited and adjusted return. Although the General Partner may elect to have limited partners take such audit adjustment(s) into account in accordance with their interests in the Partnership during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, the Partnership’s current limited partners may bear some or all of the tax liability resulting from such audit adjustment(s), even if such limited partners did not own units in the Partnership during the tax year under audit. If, as a result of any such audit adjustment, the Partnership is required to make payments of taxes, penalties and interest, cash available for distribution to limited partners might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Index

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them

Investment in Partnership common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, much of the Partnership’s income allocated to organizations that are exempt from federal income tax, including IRAs, will be unrelated business income and will be taxable to them. Similarly, much of the Partnership’s income allocable to non-U.S. persons will constitute effectively connected U.S. trade or business income, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of the Partnership’s taxable income. Non-U.S. and tax-exempt limited partners should consult their tax advisors regarding the tax implications to them of on an investment in Partnership’s common units.

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

A limited partner will likely be subject to state and local taxes and tax return filing requirements in states where they do not live as a result of investing in the Partnership’s common units

In addition to federal income taxes, a limited partner will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which the Partnership does business or owns property, even if a limited partner does not live in any of those jurisdictions. A limited partner will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, a limited partner may be subject to penalties for failure to comply with those requirements. It is the responsibility of each limited partner to file its own federal, state and local tax returns, as applicable.

The Partnership may be required to remit federal or state income taxes to applicable taxing authorities on behalf of its limited partners.

The IRS requires that federal income tax be withheld with respect to taxable income allocable to partners who are non-residents of the United States. Similarly, many states require that partnerships make tax payments on behalf of partners who are non-residents of the state. Although many states have exceptions for publicly traded partnerships, the Partnership may not qualify for these exceptions based upon the precise legal definitions involved. If the Partnership is required to remit income tax on behalf of its limited partners, the Partnership Agreement permits such withholdings to be treated as a distribution to the affected partners, since the amounts remitted represent a payment of income tax on behalf of the affected partners.

In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. Discussions with the state of North Dakota are ongoing, and a resolution may be reached that entails the Partnership making a payment of taxes on behalf of certain limited partners to the state. If a payment of taxes is made on behalf of limited partners, the affected partners should be able to claim the amounts remitted as a tax payment on their originally filed or amended income tax returns to the state of North Dakota, as appropriate.

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

Index

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2022, there were approximately 11.0 million common units outstanding, which were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2022 of $19.64 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements. At December 31, 2022, the Partnership owns an approximate 5.7% non-operated working interest in 403 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets are operated by 12 third-party operators on behalf of the Partnership and other working interest owners. The average age of the Partnership’s producing wells is approximately 6.4 years.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2022. The developed per common unit value range is $18.20 – $20.53. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/22
(unaudited)

Estimated fair value of oil and gas properties	$192,652
Estimated fair value of cash and cash equivalents	18,442
Estimated fair value of other assets and liabilities, net	5,531
Estimated fair value of equity	$216,625

Common units outstanding	11,032

Estimated value per common unit	$19.64

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2022. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2022. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2022. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

Assumptions Used in Estimated Value per Common Unit

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 14 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2023, which ranges from $79.47 per barrel to $64.14 per barrel as of January 1, 2023 to December 31, 2027, and an increase of 3% thereafter with price cap at $85.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2023, which ranges from $4.24 per Mcf to $4.50 per Mcf as of January 1, 2023 to December 31, 2027, and then held flat thereafter at a price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
-	Weighted average oil differential of +$0.77 per barrel of oil
-	Weighted average natural gas differential of +$0.36 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using weighted average of 17.4% of NYMEX oil price
-	Weighted average natural gas shrink of 29.0%
-	Weighted average NGL yield of 122.40 barrels per MMcf of wet gas
•	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing

Index

-	Weighted average G&P expense on the production and sale of oil of $4.93 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $3.49 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $22.81 per barrel of oil equivalent
•	Weighted average estimate of gross fixed lease operating expenses per well of approximately $6,950 per month
•	Total net variable lease operating expenses estimated at weighted average of $8.45 per barrel of oil
•	Total net variable workover expenses estimated at $5.68 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated between approximately $6.5 and $8.5 million per well, depending upon operator and length of the well
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
-	Proved developed and undeveloped non-consent assets – 50.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.44 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $0.89 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $0.74 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.40 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $1.06 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.64 per common unit, all other assumptions remaining the same.

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

For the year ended December 31, 2022, the Partnership paid distributions of $1.396164 per common unit, or $15.4 million. For the year ended December 31, 2021, the Partnership paid distributions of $1.423014 per common unit, or $15.7 million.

Neither the Partnership nor the General Partner has adopted an equity compensation plan.

Item 6. [Reserved]

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

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2022, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 403 producing wells, an estimated approximate 0.2% non-operated working interest in 8 wells in various stages of the drilling and completion process and additional possible future development locations.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC have further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Average oil and natural gas market prices for 2022 were approximately 38% and 66% higher than 2021, respectively. Commodity prices did fall through the second half of the year, with fourth quarter 2022 averages of $82.64 for oil and $5.55 per MMBtu for natural gas.

Index

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Percent
	2022	2021	Change
Average market closing prices (1)
Oil (per Bbl)	$94.33	$68.11	38.5%
Natural gas (per Mcf)	$6.45	$3.89	65.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2022 and 2021. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $94.41 per barrel of oil, $6.54 per MMcf of natural gas and $20.67 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $65.11 per barrel of oil, $3.29 per MMcf of natural gas and $15.97 per barrel of NGL. See “Note 7 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2022 and 2021.

Results of Operations for Years 2022 and 2021

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	Percent of Revenue	2021	Percent of Revenue	Percent Change
Total revenues	$58,148,401	100.0%	$57,909,801	100.0%	0.4%
Production expenses	16,367,549	28.1%	17,593,947	30.4%	-7.0%
Production taxes	4,698,786	8.1%	4,400,790	7.6%	6.8%
Depreciation, depletion, amortization and accretion	13,720,213	23.6%	15,285,464	26.4%	-10.2%
General and administrative expenses	2,393,441	4.1%	2,383,557	4.1%	0.4%

Sold production (BOE):
Oil	503,925		706,981		-28.7%
Natural gas	154,630		209,267		-26.1%
Natural gas liquids	141,495		200,166		-29.3%
Total	800,050		1,116,414		-28.3%

Average sales price per unit:
Oil (per Bbl)	$94.00		$65.60		43.3%
Natural gas (per Mcf)	6.45		4.17		54.7%
Natural gas liquids (per Bbl)	33.93		31.45		7.9%
Combined (per BOE)	72.68		51.87		40.1%

Average unit cost per BOE:
Production expenses	20.46		15.76		29.8%
Production taxes	5.87		3.94		49.0%
Depreciation, depletion, amortization and accretion	17.15		13.69		25.3%

Capital expenditures	$11,735,200		$4,404,945

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2022 and 2021, revenues for oil, natural gas and NGL sales were $58.1 million and $57.9 million, respectively. Revenues for the sale of crude oil were $47.4 million and $46.4 million, respectively, which resulted in realized prices of $94.00 and $65.60 per barrel, respectively. Revenues for the sale of natural gas were $6.0 million and $5.2 million, respectively, which resulted in realized prices of $6.45 and $4.17 per Mcf, respectively. Revenues for the sale of NGLs were $4.8 million and $6.3 million, respectively, which resulted in realized prices of $33.93 and $31.45 per BOE, respectively. Average realized prices in the fourth quarter of 2022 were approximately $83.72 per barrel of oil, $5.70 per Mcf of natural gas and $23.06 per BOE of NGL, compared to the fourth quarter of 2021 prices of approximately $76.74 per barrel of oil, $4.99 per Mcf of natural gas and $41.22 per BOE of NGL.

The Partnership’s results for the year ended December 31, 2022 were positively impacted by the significant increase in market prices of oil, natural gas and NGLs when compared to the year ended December 31, 2021. In addition, the Partnership continues to benefit from the easing of market imbalances and supply chain constraints that developed during the spring and summer of 2020 due to COVID-19, realized through reduced differentials (see below). The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

The positive movement in market prices was substantially offset by a reduction in 2022 production volumes. Operators of the Bakken Assets scaled back new drilling programs during the market recovery from the impacts of COVID-19, and the limited capital investment that has occurred since the beginning of 2021 has not fully offset the natural production decline of the Partnership’s wells as the wells age. In the fourth quarter of 2022, approximately eleven (11) new wells were completed and turned to sales by the Partnership’s operators; the Partnership owns an approximate 13% in these 11 wells. The completion of these new wells did provide an increase to fourth quarter performance, with sold production for the Bakken Assets approximating 2,800 BOE per day for the three months ended December 31, 2022. Sold production was approximately 2,200 BOE per day for 2022, compared to 2,600 BOE and 3,100 BOE per day for the three and twelve months ended December 31, 2021.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Due to improvement in commodity prices and market-specific conditions in the Bakken, oil price differentials improved during the year ended December 31, 2022, in comparison to the same period of 2021, thus resulting in higher realized prices on the sale of the Partnership’s oil production.

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued. If use of the Dakota Access Pipeline or any other region pipelines is suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations or cash flows.

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

For the years ended December 31, 2022 and 2021, production expenses were $16.4 million and $17.6 million, and production expenses per BOE of sold production were $20.46 and $15.76, respectively. Production expenses per BOE increased in 2022, in comparison to 2021, primarily due to (i) a rise in operating costs due to inflation; (ii) lower sold production volumes, which decreases the production base over which fixed costs are spread; and (iii) an increase in workover expenses as certain of the Partnership’s existing wells required additional rework to either maintain production efficiency or return to full production.

Production expenses for the fourth quarters of 2022 and 2021 were $4.5 million and $3.9 million, respectively, and production expenses per BOE of production were $17.53 and $15.98, respectively. Production expenses for BOE increased in the fourth quarter of 2022, in comparison to the fourth quarter of 2021, primarily due to a rise in operating, gathering, processing and selling costs due to inflation.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the years ended December 31, 2022 and 2021 were $4.7 million (8% of revenue) and $4.4 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2022 and 2021 were $1.5 million (9% of revenue) and $1.1 million (7% of revenue), respectively. Oil production comprised approximately 68% and 63%, respectively, of the Partnership’s sold production volumes in the three months and year ended December 31, 2022, whereas oil production comprised approximately 62% and 63%, respectively, of the Partnership’s sold production volumes in the three months and year ended December 31, 2021.

General and administrative expenses

General and administrative costs for the years ended December 31, 2022 and 2021 were $2.4 million in both periods. The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the years ended December 31, 2022 and 2021 was $13.7 million and $15.3 million, respectively, and DD&A per BOE of production was $17.15 and $13.69, respectively. DD&A for the fourth quarters of 2022 and 2021 was $4.8 million and $4.0 million, respectively, and DD&A per BOE of production was $18.88 and $16.35, respectively.

The increase in DD&A expense per BOE of production for the three months and year ended December 31, 2022, compared to same periods of 2021, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from changes in the future drill schedule and well performance during 2021 and 2022.

Interest income (expense), net

Interest income, net for the year ended December 31, 2022 was approximately $149,000, and Interest expense, net for the year ended December 31, 2021 was $380, respectively.

Index

Loss on derivatives, net

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

The Partnership did not designate its 2021 derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The Partnership did not enter into any new contracts during 2022 and had no outstanding contracts at December 31, 2022. The following table presents settlements of its matured derivative instruments and the non-cash, mark-to-market gain (loss) recorded during the periods presented.

Year Ended December 31, 2021
Settlement loss on matured derivatives	$(1,977,537)
Gain on mark-to-market of derivatives, net	594,632
Loss on derivatives, net	$(1,382,905)

The Partnership’s oil production contracts that expired during year ended December 31, 2021 represented approximately 136,000 barrels of oil. The Partnership’s realized loss of approximately $2.0 million equated to an approximate loss of $14.49 per barrel of oil. The mark-to-market (non-cash, unrealized) net gain recorded for the year ended December 31, 2021 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income	$21,117,332	$16,862,758
Interest (income) expense, net	(148,920)	380
Depreciation, depletion, amortization and accretion	13,720,213	15,285,464
Exploration expenses	-	-
Non-cash gain on mark-to-market of derivatives	-	(594,632)
Adjusted EBITDAX	$34,688,625	$31,553,970

Index

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. Although the Partnership did extinguish its revolving credit facility in November 2019, the Partnership may utilize available financing in the future, particularly for future capital expenditures, if needed. The Partnership generated $31.5 million and $31.0 million in cash flow from operations for the years ended December 31, 2022 and 2021, respectively. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

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

Distributions

See the definition and discussion of “Payout” in Note 4. Capital Contribution and Partners’ Equity in Part II, Item 8 – Financial Statements and Supplementary Data.

For the year ended December 31, 2022, the Partnership declared and paid distributions of $1.396164 per common unit, or $15.4 million. For the year ended December 31, 2021, the Partnership declared and paid distributions of $1.423014 per common unit, or $15.7 million.

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

Index

Oil and Natural Gas Properties

Future Investment

The Partnership incurred approximately $11.7 million and $4.4 million, respectively, in capital expenditures for the years ended December 31, 2022 and 2021. The Partnership has 8 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 8 wells to be less than $1 million. In addition to the 2022 estimated capital expenditures for in-process wells, the Partnership anticipates that it may be obligated to invest an additional $25 to $35 million in drilling capital expenditures from 2023 through 2027 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2023. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semiannual review based on current market conditions and future capital investment information provided by operators of the Bakken Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 7. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2022 and 2021.

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

See further discussion in Note 5. Related Parties in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

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

Subsequent Events

In January 2023, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2023, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Information regarding the Partnership’s hedging programs to mitigate commodity risks is contained in Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere within this Annual Report on Form 10-K.

Index

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, Partners’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Index

Depreciation, Depletion, and Amortization of oil and natural gas properties
Description of the Matter

As of December 31, 2022, the net book value of the Partnership's oil and gas properties was $179.4 million, and depreciation, depletion and amortization (DD&A) expense was $13.7 million for the year then ended.  As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of subjective inputs, including future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate cost assumptions.

Auditing the Partnership’s DD&A expense is especially complex because of the significant judgement by management in developing the estimate of proved oil and natural gas reserves and subjectivity of inputs used in estimating unit-of-production method based upon those reserves.

How We Addressed the Matter in Our Audit

Our audit procedures over the Partnership’s calculation of DD&A expense included, among others, evaluating the professional qualifications of the petroleum engineers and the Partnership’s management who performed the detailed preparation and review of the reserve estimates, respectively. We evaluated the completeness and accuracy of the financial data and inputs described above used by the petroleum engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation, when available, and by identifying and evaluating corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. We also tested the mathematical accuracy of the unit-of-production calculations and compared the proved oil and natural gas reserves amounts used to calculate DD&A expense to the Partnership’s reserve report.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2017.

Richmond, Virginia

March 22, 2023

Index

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Cash and cash equivalents	$18,442,414	$13,058,237
Accounts receivable and other current assets	9,360,950	6,107,403
Total Current Assets	27,803,364	19,165,640

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $65,100,662 and $51,325,366, respectively	179,376,326	181,409,033
Total Assets	$207,179,690	$200,574,673

Liabilities
Accounts payable and accrued expenses	$4,449,340	$3,033,067
Total Current Liabilities	4,449,340	3,033,067

Asset retirement obligations	695,889	743,583
Total Liabilities	5,145,229	3,776,650

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	202,034,676	196,798,238
General partner's interest	(215)	(215)
Total Partners’ Equity	202,034,461	196,798,023

Total Liabilities and Partners’ Equity	$207,179,690	$200,574,673

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenues
Oil	$47,366,846	$46,375,794
Natural gas	5,981,108	5,238,149
Natural gas liquids	4,800,447	6,295,858
Total revenue	58,148,401	57,909,801

Operating costs and expenses
Production expenses	16,367,549	17,593,947
Production taxes	4,698,786	4,400,790
General and administrative expenses	2,393,441	2,383,557
Depreciation, depletion, amortization and accretion	13,720,213	15,285,464
Total operating costs and expenses	37,179,989	39,663,758

Operating income (loss)	20,968,412	18,246,043

Interest income (expense), net	148,920	(380)
Loss on derivatives, net	-	(1,382,905)
Total other income (expense), net	148,920	(1,383,285)

Net income	$21,117,332	$16,862,758

Basic and diluted net income per common unit	$1.91	$1.53

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2020	11,031,579	$195,998,571	$(215)	$195,998,356
Distributions declared and paid to common units ($1.423014 per common unit)	-	(15,698,091)	-	(15,698,091)
Estimated state tax withholding for limited partners	-	(365,000)	-	(365,000)
Net income	-	16,862,758	-	16,862,758
Balances - December 31, 2021	11,031,579	196,798,238	(215)	196,798,023
Distributions declared and paid to common units ($1.396164 per common unit)	-	(15,401,894)	-	(15,401,894)
Estimated state tax withholding for limited partners	-	(479,000)	-	(479,000)
Net income	-	21,117,332	-	21,117,332
Balances - December 31, 2022	11,031,579	$202,034,676	$(215)	$202,034,461

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Cash flow from operating activities:
Net income	$21,117,332	$16,862,758

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	13,720,213	15,285,464
(Gain) loss on mark-to-market of derivatives		(594,632)

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(3,253,547)	(478,377)
Accounts payable and accrued expenses	(102,461)	(57,123)

Net cash flow provided by operating activities	31,481,537	31,018,090

Cash flow from investing activities:
Additions to oil and natural gas properties	(10,695,466)	(5,338,602)

Net cash flow used in investing activities	(10,695,466)	(5,338,602)

Cash flow from financing activities:
Distributions paid to limited partners	(15,401,894)	(15,698,091)

Net cash flow used in financing activities	(15,401,894)	(15,698,091)

Increase in cash and cash equivalents	5,384,177	9,981,397
Cash and cash equivalents, beginning of period	13,058,237	3,076,840

Cash and cash equivalents, end of period	$18,442,414	$13,058,237

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,201,924	$1,162,189

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2022

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

As of December 31, 2022, the Partnership owned an approximate 5.7% non-operated working interest in 403 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 0.2% non-operated working interest in 8 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 12 third-party operators on behalf of the Partnership and other working interest owners.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2022 and 2021, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the years ended December 31, 2022 and 2021, approximately 91% and 92% of the Partnership’s total revenue was generated through sales by four of its 12 operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2022 and 2021 relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2020	$624,089
Well additions	22,995
Accretion	26,321
Revisions	70,178
Balance as of December 31, 2021	743,583
Well additions	26,748
Accretion	16,958
Revisions	(91,400)
Balance as of December 31, 2022	$695,889

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. Discussions with the state of North Dakota are ongoing, and a resolution may be reached that entails the Partnership making a payment of taxes on behalf of certain limited partners to the state. Therefore, the Partnership has recorded an estimate of North Dakota tax withholding on behalf of these certain non-resident limited partners for the tax years of 2021 and 2022 of approximately $0.8 million. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2022 and 2021, there were no such costs accrued.

Net Income per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2022 and 2021. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 4) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 4) would occur.

Note 3. Oil and Natural Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of December 31, 2022, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.7% non-operated working interest in 403 producing wells, and an estimated approximate 0.2% non-operated working interest in 8 wells in various stages of the drilling and completion process.

Index

From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2022, the Partnership has participated in the drilling of 209 wells, of which 199 have been completed at December 31, 2022. The Partnership incurred approximately $11.7 million and $4.4 million in capital drilling and completion costs for the years ended December 31, 2022 and 2021, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred in 2023 to complete the 8 wells in process at December 31, 2022; however, estimated capital expenditures could be different from amounts actually invested.

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

Through its 2018 acquisitions, the Partnership acquired approximately 59 wells designated as non-consent wells, whereby a previous interest owner did not consent to participate in the drilling and completion of those wells. As a result, the Partnership is currently subject to non-consent penalties ranging from 200%-400%, meaning in general terms, the Partnership will remain in non-consent status and will not receive any revenue from these wells until the wells have satisfied the contractual or statutory penalties of 2-4 times payout of the expenses related to drilling, completion and operating the well. The Partnership may receive revenue or be responsible for operating and/or abandonment costs from all or a portion of these wells if the wells generate enough revenue to exceed the non-consent penalties described above.

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

For the year ended December 31, 2022, the Partnership declared and paid distributions of $1.396164 per common unit, or $15.4 million. For the year ended December 31, 2021, the Partnership declared and paid distributions of $1.423014 per common unit, or $15.7 million.

Note 5. Related Parties

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include general and administrative costs. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2022 and 2021 was approximately $1.1 million in both years. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

For the years ended December 31, 2022 and 2021, approximately $165,000 and $133,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2022 and 2021, approximately $57,000 and $43,000, respectively, was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

Index

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including one-half of the annual compensation and basic health benefits of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the years ended December 31, 2022 and 2021, approximately $618,000 and $591,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator, respectively.

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the years ended December 31, 2022 and 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

Note 6. Subsequent Events

In January 2023, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

In February 2023, the Partnership declared and paid $1.2 million, or $0.107397 per outstanding common unit, in distributions to its holders of common units.

Note 7. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2022 and 2021 is as follows:

	2022	2021
Producing properties	$173,338,198	$161,615,609
Non-producing	71,138,790	71,118,790
	244,476,988	232,734,399
Accumulated depreciation, depletion and amortization	(65,100,662)	(51,325,366)
Net capitalized costs	$179,376,326	$181,409,033

For the years ended December 31, 2022 and 2021, the Partnership incurred the following costs in oil and natural gas producing activities:

	2022	2021
Development costs	$11,742,590	$4,427,940

Estimated Quantities of Proved Oil, NGL and Natural Gas Reserves

The following unaudited information regarding the Partnership’s oil, natural gas and NGL reserves is presented pursuant to the disclosure requirements promulgated by the SEC and the FASB.

Index

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2022, 2021 and 2020.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2022, 2021 and 2020 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2020	17,065,540	16,978,759	2,224,690	22,120,022
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	616	4,131	-	1,305
Revisions of previous estimates (2)	(6,403,447)	(3,852,738)	(28,435)	(7,074,004)
Production	(706,981)	(1,255,604)	(200,166)	(1,116,414)
December 31, 2021	9,955,728	11,874,548	1,996,089	13,930,908
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	7,228	7,069	1,670	10,076
Revisions of previous estimates (4)	(1,417,243)	(40,881)	(235,088)	(1,659,145)
Production	(503,925)	(927,779)	(141,495)	(800,050)
December 31, 2022	8,041,788	10,912,957	1,621,176	11,481,790

(1)	In 2021, extensions, discoveries and other additions of 1 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

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

(3)	In 2022, extensions, discoveries and other additions of 10 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(4)

Revisions to previous estimates decreased proved reserves by a net amount of 1,659 MBOE. These revisions result from 967 MBOE of downward adjustments attributable to well performance and 836 MBOE of downward adjustments attributable to changes in the future drill schedule, offset by 144 MBOE of upward adjustments caused by changes in oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2022 to December 31, 2021.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $94.41 per barrel of oil, $6.54 per MMcf of natural gas and $20.67 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2021 were $65.11 per barrel of oil, $3.29 per MMcf of natural gas and $15.97 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2022, 2021 and 2020 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2020	6,881,782	9,202,098	1,210,323	9,625,788
December 31, 2021	4,709,922	7,944,532	1,376,457	7,410,468
December 31, 2022	4,213,426	7,986,085	1,222,792	6,767,232

Proved undeveloped reserves:
December 31, 2020	10,183,758	7,776,661	1,014,367	12,494,235
December 31, 2021	5,245,806	3,930,016	619,632	6,520,441
December 31, 2022	3,828,362	2,926,872	398,384	4,714,558

Index

The following details the changes in proved undeveloped reserves (PUD) for 2021 and 2022 (in BOE):

BOE
Proved undeveloped reserves, December 31, 2020	12,494,235
Revisions of previous estimates (1)	(5,490,323)
Extensions, discoveries and other additions (2)	1,305
Conversion to proved developed reserves (3)	(484,776)
Proved undeveloped reserves, December 31, 2021	6,520,441
Revisions of previous estimates (4)	(876,492)
Extensions, discoveries and other additions (5)	10,076
Conversion to proved developed reserves (6)	(939,467)
Proved undeveloped reserves, December 31, 2022	4,714,558

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

(4)

The annual review of the PUDs resulted in a negative revision of approximately 876 MBOE. This revision was the result of 836 MBOE of downward adjustments attributable to changes in the future drill schedule and 40 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2022 to December 31, 2021.

(5)	In 2022, extensions, discoveries and other additions of 10 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(6)

The Partnership converted 12 wells to proved developed reserves during 2022 as these wells were complete or substantially complete and the costs to bring to production were relatively minor, which resulted in a downward adjustment to PUDs of 939 MBOE.

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

Index

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

	2022	2021
	(in thousands)	(in thousands)

Future cash inflows	$864,173	$719,186
Future production costs	(369,596)	(240,407)
Future development costs	(36,554)	(38,447)
Future net cash flows	458,023	440,332
10% annual discount	(230,729)	(225,456)
Standardized measure of discounted future net cash flows	$227,294	$214,876

Changes in the standardized measure of discounted future net cash flows are as follows:

	2022	2021
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$214,876	$68,013
Changes resulting from:
Extensions, discoveries and other additions	238	15
Sales of oil, natural gas and NGLs, net of production costs	(37,082)	(35,915)
Net changes in prices and production costs	86,000	221,910
Development costs incurred during the period	11,743	4,428
Revisions to previous estimates	(60,149)	(91,061)
Accretion of discount	21,517	6,811
Change in estimated future development costs	(9,849)	40,675
Standardized measure of discounted future net cash flows	$227,294	$214,876

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2022, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2022:

Name	Age	Position
Glade M. Knight	79	Director and Chief Executive Officer
David S. McKenney	60	Director and Chief Financial Officer and Secretary

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

With the Partnership’s closing on the purchase of certain non-operated oil and gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. The management fee paid to the General Partner for the years ended December 31, 2022 and 2021 was approximately $1.1 million in both years.

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

Index

Item 11. Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2022 and 2021, other than the approximate $1.1 million management fee (described above) paid to the General Partner by the Partnership, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2022 and 2021, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2023 the beneficial ownership of the common units that are owned by:

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

Index

●

Pope Energy Investors, LP owns a Class B (non-voting) membership interest in the General Partner. Pope Energy Investors, LP is a limited partnership wholly owned by Mr. Mallick and members of his immediate family. Mr. Mallick is the Co-COO of Energy 11 GP, LLC, the general partner of Energy 11, L.P.

General Partner Class A Units

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

During the years ended December 31, 2022 and 2021, approximately $165,000 and $133,000 of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2022 and 2021, approximately $57,000 and $43,000 was due to a member of the General Partner.

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2022 and 2021 was approximately $1.1 million in both years.

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

Costs and expenses attributable to the services performed by the Administrator under the ASA will be reimbursed by the Partnership. All Administrator costs and expenses will be accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses to be reimbursed under the ASA may include, but are not limited to, employee wages and benefits – including one-half of the annual compensation and basic health benefits of the president of Energy 11’s general partner (of which the General Partner agreed to pay as the president is an employee of the Administrator), rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, may not be incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. For the years ended December 31, 2022 and 2021, approximately $618,000 and $591,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Index

Under the ASA, the General Partner agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the years ended December 31, 2022 and 2021 described above was paid by the General Partner to the Administrator. The Administrator is owned by entities that are controlled by Messrs. Keating and Mallick.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2022. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2022 and 2021, fees paid or payable to EY for services performed in connection with the audit of the 2022 financial statements, the audit of the 2021 financial statements, 2022 and 2021 interim reviews and 2022 and 2021 tax return preparation and compliance are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit fees	$185,000	$175,000
Audit-related fees	—	—
Tax fees	58,000	58,000
All other fees	—	—
Total	$243,000	$233,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2022 and 2021 were approved by the Board of Directors.

Index

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021

(iii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2022 and 2021

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

(vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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
101

The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101

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

Date: March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 22, 2023
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 22, 2023
David S. McKenney	(principal financial and accounting officer)