Form 10-Q
period 2023-06-30
ENERGY RESOURCES 12, L.P.
filed 2023-08-10
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Cash and cash equivalents	$7,181,060	$18,442,414
Accounts receivable and other current assets	4,509,646	9,360,950
Total Current Assets	11,690,706	27,803,364

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $74,163,295 and $65,100,662, respectively	176,561,079	179,376,326
Total Assets	$188,251,785	$207,179,690

Liabilities
Accounts payable and accrued expenses	$7,219,930	$4,449,340
Total Current Liabilities	7,219,930	4,449,340

Asset retirement obligations	710,779	695,889
Total Liabilities	7,930,709	5,145,229

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	180,321,291	202,034,676
General partner's interest	(215)	(215)
Total Partners’ Equity	180,321,076	202,034,461

Total Liabilities and Partners’ Equity	$188,251,785	$207,179,690

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues
Oil	$9,504,044	$12,091,563	22,783,116	22,888,680
Natural gas	328,637	1,402,611	1,510,247	2,718,611
Natural gas liquids	707,154	1,520,564	1,826,533	2,950,999
Total revenue	10,539,835	15,014,738	26,119,896	28,558,290

Operating costs and expenses
Production expenses	4,779,856	3,825,704	10,234,485	8,010,781
Production taxes	902,562	1,167,541	2,183,068	2,199,463
General and administrative expenses	477,580	539,900	1,212,777	1,251,107
Depreciation, depletion, amortization and accretion	4,057,242	2,919,373	9,077,377	5,921,957
Total operating costs and expenses	10,217,240	8,452,518	22,707,707	17,383,308

Operating income	322,595	6,562,220	3,412,189	11,174,982

Interest income, net	121,576	6,065	225,754	5,594
Total other income, net	121,576	6,065	225,754	5,594

Net income	$444,171	$6,568,285	$3,637,943	$11,180,576

Basic and diluted net income per common unit	$0.04	$0.60	$0.33	$1.01

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2021	11,031,579	$196,798,238	$(215)	$196,798,023
Distributions declared and paid to common units ($0.322191 per common unit)	-	(3,554,275)	-	(3,554,275)
Net income - three months ended March 31, 2022	-	4,612,291	-	4,612,291
Balances - March 31, 2022	11,031,579	197,856,254	(215)	197,856,039
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,474)	-	(3,850,474)
Net income - three months ended June 30, 2022	-	6,568,285	-	6,568,285
Balances - June 30, 2022	11,031,579	$200,574,065	$(215)	$200,573,850

Balances - December 31, 2022	11,031,579	$202,034,676	$(215)	$202,034,461
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2023	-	3,193,772	-	3,193,772
Balances - March 31, 2023	11,031,579	201,377,975	(215)	201,377,760
Distributions declared and paid to common units ($1.949041 per common unit)	-	(21,501,000)	-	(21,501,000)
Adjustment to state tax withholding for limited partners	-	145	-	145
Net income - three months ended June 30, 2023	-	444,171	-	444,171
Balances - June 30, 2023	11,031,579	$180,321,291	$(215)	$180,321,076

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022

Cash flow from operating activities:
Net income	$3,637,943	$11,180,576

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	9,077,377	5,921,957

Changes in operating assets and liabilities:
Accounts receivable and other current assets	4,851,304	(1,821,757)
Accounts payable and accrued expenses	311,043	(420,130)

Net cash flow provided by operating activities	17,877,667	14,860,646

Cash flow from investing activities:
Additions to oil and natural gas properties	(3,787,548)	(3,203,905)

Net cash flow used in investing activities	(3,787,548)	(3,203,905)

Cash flow from financing activities:
Distributions paid to limited partners	(25,351,473)	(7,404,749)

Net cash flow used in financing activities	(25,351,473)	(7,404,749)

Increase (decrease) in cash and cash equivalents	(11,261,354)	4,251,992
Cash and cash equivalents, beginning of period	18,442,414	13,058,237

Cash and cash equivalents, end of period	$7,181,060	$17,310,229

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$4,661,617	$2,105,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2023

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

As of June 30, 2023, the Partnership owned an approximate 5.6% non-operated working interest in 412 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 4.2% non-operated working interest in 18 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 12 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2022 financial statements included in its 2022 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2023.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At June 30, 2023 and December 31, 2022, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the six months ended June 30, 2023, approximately 93% of the Partnership’s total revenue was generated through sales by three of its 12 operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership reached a resolution with the state of North Dakota that entailed in the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years of 2021 and 2022. The Partnership made a payment of approximately $365,000 (approximately $0.03 per common unit) in May 2023 that settled the 2021 tax year. The Partnership anticipates that the estimate recorded at December 31, 2022 of approximately $480,000 for the 2022 tax year will be settled and paid in the fourth quarter of 2023. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

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

Index

Net Income Per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2023 and 2022. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) will occur.

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of June 30, 2023, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.6% non-operated working interest in 412 producing wells, and an estimated approximate 4.2% non-operated working interest in 18 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2023, the Partnership has participated in the drilling of 228 wells, of which 208 have been completed as of June 30, 2023. The Partnership incurred approximately $6.2 million and $4.1 million in capital drilling and completion costs for the six-month periods ended June 30, 2023 and 2022. The Partnership anticipates approximately $3 to $4 million of capital expenditures will be incurred to complete the 18 wells in process as of June 30, 2023. Estimated capital expenditures to complete these 18 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2023	2022
Balance at January 1	$695,889	$743,583
Well additions	145	31
Accretion	14,745	12,997
Revisions	-	(91,400)
Balance at June 30	$710,779	$665,211

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. As described in Income Tax in Note 2. Summary of Significant Accounting Policies, in May 2023, the Partnership paid a withholding tax of approximately $0.03 per common unit to the state of North Dakota on behalf of its limited partners related to tax year 2021. This withholding tax payment, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, have reduced the Net Investment Amount described above by an approximate total of $1.63 per common unit.

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

For the three and six months ended June 30, 2023, the Partnership paid distributions of $1.949041 and $2.298082 per common unit, or $21.5 million and $25.4 million, respectively. For the three and six months ended June 30, 2022, the Partnership paid distributions of $0.349041 and $0.671232 per common unit, or $3.9 million and $7.4 million, respectively.

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

Index

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and six months ended June 30, 2023 and 2022 was approximately $273,000 and $545,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and six months ended June 30, 2023, approximately $64,000 and $106,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2023, approximately $64,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2022, approximately $39,000 and $76,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

On December 1, 2020, the Partnership entered into an Administrative Services Agreement (the “ASA”) with Regional Energy Investors, L.P. d/b/a Regional Energy Management (the “Administrator”) and Energy 11, whereby the Administrator was to provide administrative, operating and professional services necessary and useful to the Partnership. The Administrator also was to assist the General Partner with the day-to-day operations of the Partnership. The Administrator is owned by entities that are controlled by Anthony F. Keating, III and Michael J. Mallick, the former Co-Chief Operating Officers of Energy 11’s general partner. The ASA became effective January 1, 2021.

On April 5, 2023, the Partnership and Energy 11 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and Energy 11 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits – including the former president of Energy 11’s general partner, who was paid as an employee of the Administrator, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the three and six months ended June 30, 2023, approximately $32,000 and $162,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator. For the three and six months ended June 30, 2022, approximately $134,000 and $272,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Also pursuant to the Agreement, the affiliates of Messrs. Keating and Mallick sold (i) their Class B Unit interests in the General Partner; (ii) all interests in the general partner of Energy 11; (iii) all common unit interests in Energy 11; and (iv) all Class B Unit interests in Energy 11 to an affiliate of Mr. Knight and withdrew as members of General Partner and the general partner of Energy 11. Prior to the execution of the Agreement, the General Partner had agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the three months ended March 31, 2023 described above was paid by the General Partner to the Administrator. In addition, one-half of the management fee for the three and six months ended June 30, 2022 was paid by the General Partner to the Administrator.

Note 7. Subsequent Events

In July 2023, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2023, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.6% non-operated working interest in 412 producing wells, an estimated 4.2% non-operated working interest in 18 wells in various stages of the drilling and completion process and additional possible future development locations.

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The ongoing military conflict between Russia and Ukraine and related economic sanctions imposed on Russia along with additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Commodity prices have fallen from the June 2022 peak through the second quarter of 2023 due to several factors including, but not limited to, softening global and domestic demand on recession fears as well as higher than anticipated domestic and Russian oil supply. As a result, oil prices have predominantly ranged between $70 and $80 per barrel during 2023. A mild winter and ample supply have driven natural gas prices down during the first half of 2023.

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2023	2022	Change	2023	2022	Change
Average market closing prices (1)
Oil (per Bbl)	$73.56	$108.52	-32.2%	$74.77	$101.77	-26.5%
Natural gas (per Mcf)	$2.16	$7.50	-71.2%	$2.40	$6.08	-60.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenues	$10,539,835	100.0%	$15,014,738	100.0%	-29.8%	$26,119,896	100.0%	$28,558,290	100.0%	-8.5%
Production expenses	4,779,856	45.4%	3,825,704	25.5%	24.9%	10,234,485	39.2%	8,010,781	28.1%	27.8%
Production taxes	902,562	8.6%	1,167,541	7.8%	-22.7%	2,183,068	8.4%	2,199,463	7.7%	-0.7%
Depreciation, depletion, amortization and accretion	4,057,242	38.5%	2,919,373	19.4%	39.0%	9,077,377	34.8%	5,921,957	20.7%	53.3%
General and administrative expenses	477,580	4.5%	539,900	3.6%	-11.5%	1,212,777	4.6%	1,251,107	4.4%	-3.1%

Sold production (BOE):
Oil	128,241		109,422		17.2%	303,460		224,506		35.2%
Natural gas	43,439		36,297		19.7%	85,338		73,697		15.8%
Natural gas liquids	40,228		36,573		10.0%	81,098		70,515		15.0%
Total	211,908		182,292		16.2%	469,896		368,718		27.4%

Average sales price per unit:
Oil (per Bbl)	$74.11		$110.50		-32.9%	$75.08		$101.95		-26.4%
Natural gas (per Mcf)	1.26		6.44		-80.4%	2.95		6.15		-52.0%
Natural gas liquids (per Bbl)	17.58		41.58		-57.7%	22.52		41.85		-46.2%
Combined (per BOE)	49.74		82.37		-39.6%	55.59		77.45		-28.2%

Average unit cost per BOE:
Production expenses	22.56		20.99		7.5%	21.78		21.73		0.2%
Production taxes	4.26		6.40		-33.4%	4.65		5.97		-22.1%
Depreciation, depletion, amortization and accretion	19.15		16.01		19.6%	19.32		16.06		20.3%

Capital expenditures	$4,929,295		$3,560,896			$6,247,240		$4,147,295

Index

Oil, natural gas and NGL revenues

For the three months ended June 30, 2023, revenues for oil, natural gas and NGL sales were $10.5 million. Revenues for the sale of crude oil were $9.5 million, which resulted in a realized price of $74.11 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $1.26 per Mcf. Revenues for the sale of NGLs were approximately $0.7 million, which resulted in a realized price of $17.58 per BOE of production. For the three months ended June 30, 2022, revenues for oil, natural gas and NGL sales were $15.0 million. Revenues for the sale of crude oil were $12.1 million, which resulted in a realized price of $110.50 per barrel. Revenues for the sale of natural gas were $1.4 million, which resulted in a realized price of $6.44 per Mcf. Revenues for the sale of NGLs were approximately $1.5 million, which resulted in a realized price of $41.58 per BOE of production.

For the six months ended June 30, 2023, revenues for oil, natural gas and NGL sales were $26.1 million. Revenues for the sale of crude oil were $22.8 million, which resulted in a realized price of $75.08 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $2.95 per Mcf. Revenues for the sale of NGLs were approximately $1.8 million, which resulted in a realized price of $22.52 per BOE of production. For the six months ended June 30, 2022, revenues for oil, natural gas and NGL sales were $28.6 million. Revenues for the sale of crude oil were $22.9 million, which resulted in a realized price of $101.95 per barrel. Revenues for the sale of natural gas were $2.7 million, which resulted in a realized price of $6.15 per Mcf. Revenues for the sale of NGLs were approximately $3.0 million, which resulted in a realized price of $41.85 per BOE of production.

The Partnership’s results for the three and six months ended June 30, 2023 were positively impacted by the recent completion of 15 new wells that were turned to sales during the fourth quarter of 2022 through the second quarter of 2023. The Partnership owns an approximate 10% in these 15 wells. The completion of these new wells provided an increase to second quarter and year-to-date 2023 production, with sold production for the Bakken Assets approximating 2,300 BOE per day and 2,600 BOE per day for the three and six months ended June 30, 2023. Sold production was approximately 2,000 BOE per day for three and six months ended June 30, 2022.

Since the fourth quarter of 2022, the Partnership has elected to participate in the drilling of 23 new wells, of which the Partnership owns an average estimated non-operated working interest of approximately 3.5%. Five of these 23 wells have already been completed, and the remaining 18 are anticipated to be completed during the third and fourth quarters of 2023. Due to the Partnership’s ownership percentage, certain of these wells are expected to significantly contribute to sold production volumes upon completion. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

The increase in sold production volumes were offset by decreases in market prices of oil and natural gas when compared to the same period of 2022, of which the factors for the reduction in market prices were discussed in Current Price Environment above. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

Oil differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. Macroeconomic factors putting downward pressure on market pricing for oil during 2023 has negatively impacted the Partnership’s oil price differentials. On average, the Partnership’s oil price differentials increased between approximately $1.00 to $1.50 per barrel of oil during the three and six months ended June 30, 2023, when compared to the second quarter of 2022 and first quarter of 2023, thus resulting in lower realized prices on the sale of the Partnership’s oil production.

Index

In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the U.S. Army Corps of Engineers releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The U.S. Army Corps of Engineers report has yet to be issued, but is anticipated to be completed during 2023. If use of the Dakota Access Pipeline or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

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

Production expenses for the three months ended June 30, 2023 and 2022 were $4.8 million and $3.8 million, and production expenses per BOE were $22.56 and $20.99, respectively. Production expenses for the six months ended June 30, 2023 and 2022 were $10.2 million and $8.0 million, and production expenses per BOE were $21.78 and $21.73, respectively. Production expenses per BOE increased in the three months ended June 30, 2023, in comparison to the same period of 2022, due to lease operating expenses remaining high from increased activity of newly completed wells and persistent inflation.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2023 and 2022 were $0.9 million (9% of revenue) and $1.2 million (8% of revenue), respectively. Production taxes for the six months ended June 30, 2023 and 2022 were $2.2 million (8% of revenue) in both periods. Oil production comprised approximately 60% and 65% of the Partnership’s sold production volumes in the three and six months ended June 30, 2023.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2023 and 2022 were $0.5 million in both periods. General and administrative costs for the six months ended June 30, 2023 and 2022 were $1.2 million and $1.3 million, respectively.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2023 and 2022 was $4.1 million and $2.9 million, respectively, and DD&A per BOE of production was $19.15 and $16.01, respectively. The Partnership’s DD&A for the six months ended June 30, 2023 and 2022 was $9.1 million and $5.9 million, respectively, and DD&A per BOE of production was $19.32 and $16.06, respectively.

Index

The increase in DD&A expense per BOE of production for the three and six months ended June 30, 2023, compared to same periods of 2022, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves in the two reserve updates since June 30, 2022 (December 31, 2022 and June 30, 2023). These reductions were made in consideration of well performance during 2022 and changes in the future drill schedule based on operator capital programs.

Interest income, net

Interest income, net for the three and six months ended June 30, 2023 was approximately $122,000 and $226,000, respectively. Interest income, net for the three and six months ended June 30, 2022 was approximately $6,000 and $5,600, respectively.

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings before (i) interest income, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; and (iv) exploration expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net income	$444,171	$6,568,285	$3,637,943	$11,180,576
Interest income, net	(121,576)	(6,065)	(225,754)	(5,594)
Depreciation, depletion, amortization and accretion	4,057,242	2,919,373	9,077,377	5,921,957
Exploration expenses	-	-	-	-
Adjusted EBITDAX	$4,379,837	$9,481,593	$12,489,566	$17,096,939

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

See further discussion in “Note 6. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. As of July 31, 2023, the Partnership had approximately $6 million in cash on-hand. The Partnership generated approximately $31.5 million in cash flow from operating activities for the year ended December 31, 2022 and approximately $17.9 million in cash flow from operating activities for the six months ended June 30, 2023. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

Index

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

Distributions

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. For the three and six months ended June 30, 2023, the Partnership paid distributions of $1.949041 and $2.298082 per common unit, or $21.5 million and $25.4 million, respectively. For the three and six months ended June 30, 2022, the Partnership paid distributions of $0.349041 and $0.671232 per common unit, or $3.9 million and $7.4 million, respectively.

As described in Income Tax in “Note 2. Summary of Significant Accounting Policies” in Part 1, Item 1 of this Form 10-Q, in May 2023, the Partnership paid a withholding tax of approximately $0.03 per common unit to the state of North Dakota on behalf of its limited partners related to tax year 2021. This withholding tax payment, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, have reduced a common unit holder’s Net Investment Amount, as defined in “Note 5. Capital Contribution and Partners’ Equity” in Part 1, Item 1 of this Form 10-Q) by an approximate total of $1.63 per common unit.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $6.2 million and $4.1 million in capital expenditures during the six months ended June 30, 2023 and 2022, respectively. The Partnership has 18 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to fully fund its recently completed wells as well as finish the remaining 18 wells is between $3 and $4 million. The Partnership anticipates the 18 wells in process will be substantially completed during the third and fourth quarters of 2023. In addition to the estimated capital expenditures of approximately $3 to $4 million to fully fund the 18 wells into which the Partnership most recently elected, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2023 through 2027 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

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

Index

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

Subsequent Events

In July 2023, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL and contained in Exhibit 101.

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

Date: August 10, 2023