Form 10-K
period 2023-12-31
ENERGY RESOURCES 12, L.P.
filed 2024-03-15
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2023 was $0.

As of March 15, 2024, the Partnership had 11,031,579 common units outstanding.

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

These forward-looking statements include such things as:

•	the ongoing recovery from COVID-19;
•	intentions of the Partnership’s operators with regard to their drilling programs;
•	references to future success in the Partnership’s drilling and marketing activities;
•	the Partnership’s business strategy;
•	estimated future capital expenditures;
•	estimated future distributions;
•	sales of the Partnership’s properties and other liquidity events;
•	competitive strengths and goals; and
•	other similar matters.

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

As of December 31, 2023, the Partnership owned an approximate 5.6% non-operated working interest in 422 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 5.5% non-operated working interest in 8 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 13 third-party operators on behalf of the Partnership and other working interest owners.

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

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2023, the Partnership has participated in the drilling of 244 wells, of which 218 have been completed at December 31, 2023. The Partnership has incurred a total of approximately $82.5 million in capital drilling and completion costs to develop these 244 wells through December 31, 2023. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the 8 wells in process at December 31, 2023.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East and Russia; current and/or future government sanctions impacting certain oil producing nations; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

Index

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The start of the military conflict between Russia and Ukraine in March 2022 (which remains ongoing), related economic sanctions imposed on Russia and additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Persistent concerns about a recession and short-term softening of global and domestic demand contributed to lower commodity prices during the first half of 2023. Oil prices rebounded to 12-month highs late in September 2023 at over $90 per barrel, primarily due to Saudi Arabia and Russia continuing their commitments to production cuts. However, a surge in exports from U.S. producers in the fourth quarter of 2023, along with weakening global demand, led to oil prices falling close to $70 per barrel by year end.

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

	Year Ended December 31,		Percent
	2023	2022	Change

Sold production (BOE):
Oil	549,241	503,925	9.0%
Natural gas	182,084	154,630	17.8%
Natural gas liquids	168,906	141,495	19.4%
Total	900,231	800,050	12.5%

Average sales price per unit:
Oil (per Bbl)	$77.13	$94.00	-17.9%
Natural gas (per Mcf)	2.52	6.45	-60.9%
Natural gas liquids (per Bbl)	20.80	33.93	-38.7%
Combined (per BOE)	54.02	72.68	-25.7%

Average unit cost per BOE:
Production costs
Production expenses	22.66	20.46	10.8%
Production taxes	4.57	5.87	-22.2%
Total production costs	27.23	26.33	3.4%
Depreciation, depletion, amortization and accretion	20.29	17.15	18.3%

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. In addition, in May 2023, the Partnership paid a withholding tax of approximately $0.03 per common unit to the state of North Dakota on behalf of its limited partners related to tax year 2021. This withholding tax payment, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, has reduced the Net Investment Amount described above by an approximate total of $1.63 per common unit.

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

For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million. For the year ended December 31, 2022, the Partnership declared and paid distributions of $1.396164 per common unit, or $15.4 million.

Index

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2023:

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBOE)	Standardized Measure (2)
Proved Reserves (1)					(in thousands)
PDP Properties	3,454	6,170	893	5,376	$67,869
PUD Properties	2,711	1,938	288	3,322	37,408
Total Proved Reserves	6,165	8,108	1,181	8,698	$105,277

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

The Partnership’s proved reserves as of December 31, 2023 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.53 per barrel of oil, $2.81 per MMcf of natural gas and $2.29 per barrel of NGL. See “Note 7 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2023 were below the 2023 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Index

Proved Undeveloped Reserves (PUD)

At December 31, 2023, the Partnership had PUDs of approximately 3,322 BOE, or approximately 38% of total proved reserves. The following table reflects the changes in PUDs during 2023:

BOE
Proved undeveloped reserves, December 31, 2022	4,714,558
Revisions of previous estimates (1)	(1,052,598)
Extensions, discoveries and other additions (2)	20,295
Conversion to proved developed reserves (3)	(360,226)
Proved undeveloped reserves, December 31, 2023	3,322,029

(1)

The annual review of the PUDs resulted in a negative revision of approximately 1,053 MBOE. This revision was the result of 1,009 MBOE of downward adjustments attributable to changes in the future drill schedule, 43 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield, and 1 MBOE of downward adjustments attributable to price changes when comparing the Partnership’s reserves at December 31, 2023 to December 31, 2022.

(2)	In 2023, extensions, discoveries and other additions of 20 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Bakken Assets.

(3)

The Partnership completed 19 new wells during 2023; therefore, the Partnership converted these 19 wells to proved developed reserves during 2023, which resulted in a downward adjustment to PUDs of 360 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2023 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2023 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

Index

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2023:

	December 31, 2023
	Gross	Net
Oil wells:
Williston Basin, North Dakota	423	24.0

Of the total well count for 2022, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2023, the Partnership had 422 wells producing or capable of production and one shut-in well. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2023, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	7,332	3,074	1,193	500	8,525	3,574

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

Index

Undeveloped Acreage Expirations

The Partnership has no undeveloped acreage expirations as all acreage is held by production.

Delivery Commitments

As of December 31, 2023, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

The Partnership’s properties are operated by 13 third-party operators, who market and sell the Partnership’s production of oil, natural gas and natural gas liquids on behalf of the Partnership (and other fractional working interest owners).

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

Index

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

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, the Partnership expects its operators to generate waste as a routine part of their operations that may be subject to RCRA. Although a substantial amount of the waste expected to be generated is regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the Environmental Protection Agency (“EPA”) or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, imposes strict, joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so-called potentially responsible parties, or PRPs, include the current and past owners or operators of a site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent statutes.

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, the EPA has taken steps to designate as hazardous certain highly prevalent manufactured chemicals known as per- and polyfluoroalkyl substances (“PFAS”), perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”). In April 2023, the EPA requested input from the public in connection with the potential designation of seven additional PFAS as hazardous. If finalized, the rulemaking would require entities to report to regulators releases of PFOA, PFOS and certain other PFAS above reportable quantities, and the rulemaking is likely to culminate in new cleanup obligations for these chemicals.

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

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, in December 2022, the EPA and the U.S. Army Corps finalized a rule that in practice restored the old definition. This December 2022 rule was challenged by states and industry groups, and in May 2023, in a case called Sackett v. U.S. Environmental Protection Agency, the United States Supreme Court adopted a narrow test for wetlands covered by the Clean Water Act. In response to this decision, the EPA and the U.S. Army Corps issued a revised definition of “waters of the United States” that was meant to be consistent with the Supreme Court’s ruling. This revised definition, however, is being challenged by states and industry groups. The litigation is ongoing. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

Index

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

Air Emissions

The operations of the Partnership’s operators are subject to the federal Clean Air Act, or CAA, and analogous state laws and local ordinances governing the control of emissions from sources of air pollution. The CAA and analogous state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous or toxic air pollutants, might require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or seek injunctive relief, requiring the Partnership to forego construction, modification or operation of certain air emission sources.

Index

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

In December 2023, the EPA announced a final rule to reduce methane and VOC emissions from the oil and gas sector. The rule consists of NSPS for methane and VOCs emissions from new sources and emissions guidelines for states to follow in developing implementation plans that will cover existing sources. Any “new” sources (those constructed, modified or reconstructed after December 6, 2022) will need to comply with the 2023 NSPS. Any “existing” sources (those constructed before December 6, 2022) will be subject to the standards promulgated pursuant to the state implementation plans. States have two years from the rule’s effective date to submit implementation plans to the EPA, and companies have three years from this submission date to comply.

The December 2023 rule, for the first time, extends the categories of sources covered by methane and VOC emission standards to flared gas, compressors at centralized tank batteries, liquids unloading, and process pumps. Most routine flaring from natural gas wells will be phased out through routing to a control device, or routing the flared gas to a sales line, using it for fuel or another beneficial purpose, or reinjecting it into a well. The rule requires that all wellhead sites and compressor stations are regularly monitored for leaks, also known as “fugitive emissions.” Wellhead-only sites are no longer excluded. The type and frequency of monitoring are based on the amount and types of equipment at a site, rather than on estimated emissions from a site. Control devices are subject to continuous monitoring and regular inspections. The rule authorizes the use of new advanced measurement technologies such as on-site sensor networks and aerial flyovers using remote-sensing technologies, although any new technologies must be preapproved by the EPA.

A novel feature of the December 2023 rule is the establishment of the “Super Emitter Program.” Under the program, the EPA will certify third parties to monitor for “super emitter events.” The certified third parties are authorized to report any such events to the EPA, and the EPA, upon verification of the event, will require the owner or operator to correct the cause of the event. The certified third parties are not allowed to enter an owner or operator’s well site or other facility, but instead must use EPA-approved remote-sensing technologies, such as those used on satellites or in aerial surveys.

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

The Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In April 2022, the Biden administration finalized Phase 1 of a planned two-part NEPA rulemaking effort. The Phase 1 rule reversed most of the rollbacks introduced through the Trump-era regulations. It provides agencies with more flexibility to define the purpose and need of a proposed action, and to work with project proponents and communities to mitigate environmental harm by analyzing alternative designs and approaches; establishes NEPA procedures as a floor rather than a ceiling; restoring the ability of federal agencies to tailor their NEPA procedures to meet agency-specific needs; and restores and clarifies the definitions of direct, indirect, and cumulative effects to include environmental impacts related to climate change and environmental justice. In July 2023, the Biden administration proposed the Phase 2 rule. This rule would accelerate the deployment of clean energy projects by potentially exempting them from the requirement of issuing environmental impact statements; require agencies to consider climate change effects and mitigative alternatives; require agencies to consider environmental justice issues such as reducing disproportionate effects on communities; and remove onerous content-requirements on public comments to proposed projects.

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

The Biden administration has declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. It is possible this will result in additional federal initiatives to regulate GHG emissions. In January 2021, the Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and gas operators, collectively emits at least 3% of total U.S. GHG before setting emissions controls. Only the electric power sector would satisfy that requirement, according to the EPA’s own calculations. The Biden administration succeeded in its court petition to have this rule vacated and remanded.

Nonetheless, because of the lack of any comprehensive legislative program addressing GHGs, there is still a great deal of uncertainty as to how and whether federal regulation of GHGs might take place. In June 2022, in a case called West Virginia v. U.S. Environmental Protection Agency, the United States Supreme Court held that the “major questions” doctrine limits the EPA’s power to curtail GHG emissions by requiring power plants to shift generation to lower emitted fuel sources. The case involved a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants.

Prior to this Supreme Court decision, the Biden administration EPA had indicated that it was preparing a new strategy for regulation of GHGs. Even after this decision, the EPA has committed to using the full scope of its authority to combat climate change. Among other things, in September 2022 the EPA initiated a pre-proposal docket for public input on how to regulate GHG emissions from new and existing fuel-fired plants, with comments due in March 2023. Nevertheless, any significant federal agency effort to introduce new regulations limiting GHG emissions is likely to continue to be challenged in the courts.

Index

In addition to possible federal regulation, a number of states, individually and regionally as well as some localities, are considering or have implemented GHG regulatory programs or other steps to reduce GHG emissions. These regional, state and local initiatives may result in so-called cap and trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in the Partnership incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from its operations. The federal, regional and local regulatory initiatives also could adversely affect the marketability of the oil and natural gas the Partnership produces. The impact of such future programs cannot be predicted, but the Partnership does not expect its operations to be affected any differently than other similarly situated domestic competitors.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In June 2021, the Fish and Wildlife Service under the Biden administration stated its plan to rescind or revise most of the 2019 revisions. In June 2023, the Biden administration proposed revoking certain Trump-era rules, including reinstating the rule that automatically extends protections for “endangered” species to “threatened” species, and the rule requiring that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” Pursuant to a number of federal court rulings in 2022, however, any unamended 2019 Trump-era rules under the ESA will remain in place until the Fish and Wildlife Service changes them, which changes the agency expects to finalize in 2024.

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

Index

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050. In January 2024, the Biden Administration paused approvals for pending and future applications to export LNG from new projects while the DOE reviews the economic and environmental impacts of those projects.

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

Employees

The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership, and all decisions regarding the management of the Partnership are made by the General Partner and its officers. The General Partner utilizes the services of qualified third parties and consultants for specific projects, such as the preparation of the Partnership’s reserve estimates. The Board of Directors of the General Partner does not receive any salary, bonus or consulting fees for serving on the board of directors. For more detail, refer to Part III, Items 10, 11 and 13, respectively, of this Form 10-K.

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

Thirteen other companies operate the properties the Partnership has acquired. The Partnership has limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that it is required to fund. The failure of an operator of the Partnership’s wells to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on the operator and other working interest owners for these projects and its limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

Index

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers (“Army Corps”) completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the Army Corps releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. In September 2023, the Army Corps released an initial draft of its environmental impact statement that outlined possible outcomes and alternatives to the use of DAPL, and opened up a public comment period through December 2023. No date has been set for the release of the Army Corps’ final report. A court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

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

The Partnership has experienced higher costs in 2022 and 2023 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

Any future hedging transactions in which the Partnership elects to engage will expose it to counterparty credit risk.

Historically, the Partnership has engaged in hedging transactions to reduce, but not eliminate, the effect of volatility in oil, gas and other hydrocarbon prices. The Partnership may also engage in hedging transactions in future periods. Hedging transactions will expose the Partnership to risk of financial loss if a counterparty fails to perform under a derivative contract. The risk of counterparty non-performance is of particular concern when there are disruptions in the financial markets and there are significant declines in oil and natural gas prices. Either of these events could lead to sudden changes in a counterparty’s liquidity and impair its ability to perform under the terms of the derivative contract. The Partnership is unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if the Partnership does accurately predict sudden changes, the Partnership’s ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of the Partnership’s hedge providers or some other similar proceeding or liquidity constraint might make it unlikely that the Partnership would be able to collect all or a significant portion of amounts owed to it by the distressed entity or entities.

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

The Partnership’s success will depend to a large extent upon the efforts and abilities of Messrs. Knight and McKenney, the chief executive officer and chief financial officer. The loss of the services of one or more of these key employees could have a material adverse effect on the Partnership. Neither the General Partner nor the Partnership maintains key-man life insurance with respect to any employees. The Partnership’s business will also be dependent upon its ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause the Partnership to incur greater costs or prevent it from pursuing its acquisition and development strategy as quickly as the Partnership would otherwise wish to do.

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
●

conflicts caused by the incentive distribution rights which may cause the General Partner to conduct operations that are riskier to the Partnership, or to sell properties, in order to generate distributions from the incentive distribution rights; and

●

conflicts caused by the management fee the Partnership pays to the General Partner since its compensation is a percentage of total gross equity proceeds raised in the Partnership’s best-efforts offering.

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

Index

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

The General Partner and its affiliates have and will receive reimbursement of third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and have and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership, regardless of the Partnership’s success in acquiring, developing and operating properties. In addition, effective February 1, 2018, the General Partner receives an annual management fee of approximately $1.1 million, paid quarterly, which is 0.5% of total gross equity proceeds raised in the Partnership’s best-efforts offering. The Managing Dealer is eligible to receive the Dealer Manager Incentive Fees after Payout. The fees and direct costs to be paid to the General Partner and the Managing Dealer will reduce the amount of cash distributions to investors.

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

Federal and state legislative initiatives and executive orders relating to hydraulic fracturing and oil and natural gas lease sales could result in increased costs and additional operating restrictions or delays, and even could result in the Partnership ceasing business operations.

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

Index

A significant percentage of oil and natural gas operations in the United States is conducted on federal lands, and the Biden administration has taken actions to limit future oil and gas operations on federal lands and to increase costs of operations. On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and gas leases on federal lands, allowing time to review and reset the federal government’s oil and gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and were therefore not impacted by this executive order. However, the Biden administration has proceeded to recommend an overhaul of the federal oil and gas leasing program to limit areas available for energy development and raise costs for companies to drill on public land. In June 2022, the Biden administration resumed oil and natural gas lease sales, but limited it to only 20% of the total acreage originally nominated for leasing and increased the royalty rate. In September 2023, the Biden administration approved three offshore oil and gas lease sales through 2029, but the sale is limited to the Gulf of Mexico and is the smallest offshore oil drilling plan in the program’s history.

In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where the Partnership owns producing properties, the Partnership could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from participating in drilling wells. More widespread or prolonged moratoriums on lease sales or prohibitions of hydraulic fracturing could, depending on the makeup of the Partnership’s assets, cause the Partnership to cease business operations.

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

The Partnership may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of its wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

●	the Clean Air Act, or the CAA, and comparable state laws and regulations that impose obligations related to emissions of air pollutants;
●	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated waters;
●	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from oil and gas facilities;
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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has issued rules to significantly reduce methane emissions from new and existing oil and natural gas production sources and natural gas processing and transmission sources. The broader recent trend of more expansive and stricter climate change regulation may continue for the long term, including with the Biden administration’s return to the Paris Agreement global treaty to curb greenhouse gas emissions.

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on the Partnership being treated as a partnership for U.S. federal income tax purposes. Despite being organized as a partnership under state law, the Partnership will be treated as a corporation for U.S. federal income tax purposes unless it satisfies the “qualifying income” requirement. Based on the Partnership’s current operations, the Partnership believes it satisfies the qualifying income requirement. The Partnership has not requested, and does not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

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

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them

Investment in Partnership common units by tax-exempt entities, such as individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, much of the Partnership’s income allocated to organizations that are exempt from federal income tax, including IRAs, will be unrelated business income and will be taxable to them. Similarly, much of the Partnership’s income allocable to non-U.S. persons will constitute effectively connected U.S. trade or business income, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of the Partnership’s taxable income. Cash distributions on Partnership common units paid to foreign persons will be reduced by withholding taxes at the highest applicable effective U.S. tax rate, and foreign persons that hold Partnership common units will be required to file U.S. federal tax returns and pay tax on their share of our taxable income allocated to them. Upon the sale, exchange or other disposition of a common unit by a foreign person, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. Beginning in 2023, the IRS has clarified that brokers generally are responsible for withholding 10% of the gross proceeds upon sale of an investment in a publicly traded partnership by a foreign investor. Distributions to foreign persons may also be subject to additional withholding of 10% under these rules to the extent a portion of a distribution is attributable to an amount in excess of Partnership cumulative net income that has not previously been distributed. Non-U.S. and tax-exempt limited partners should consult their tax advisors regarding the tax implications to them of on an investment in the Partnership’s common units.

Index

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

Percentage depletion may be available with respect to limited partners who qualify under the independent producer exemption contained in Internal Revenue Code (“Code”) Section 613A(c). For this purpose, an independent producer is a person not directly or indirectly involved in the retail sale of oil, natural gas, or derivative products or the operation of a major refinery. The Partnership cannot determine whether, or provide any assurance, that a limited partner will qualify as an independent producer. Further, if a limited partner does qualify as an independent producer, the limited partner is required to determine the amount of the allowed percentage depletion deduction and maintain records supporting such determination.

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

The ability of a limited partner to deduct its share of our losses and deductions may be limited.

Various limitations may apply to the ability of a holder of the Partnership’s common units to deduct its share of its losses and deductions, including the limited partner’s share of the Partnership’s deduction for IDCs. For example, in the case of taxpayers subject to the passive activity loss rules (generally, individuals and closely held corporations), any losses and deductions generated by the Partnership will only be available to offset its future income and cannot be used to offset income from other activities, including other passive activities or investments. Such unused losses and deductions may be deducted when the taxpayer disposes of its entire investment in the Partnership in a fully taxable transaction with an unrelated party, such as a sale of all of its common units in the open market. A unit holder’s share of any net passive income may be offset by unused losses from the Partnership carried over from prior years, but not by losses from other passive activities.

Index

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

In general, holders of the Partnership’s common units are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to the Partnership’s trade or business during its taxable year. However, for taxable years beginning after December 31, 2017, the deduction for “business interest” is limited to the sum of the Partnership’s business interest income and 30% of “adjusted taxable income.” For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by Partnership unit holders in a later period than recognized in the GAAP financial statements.

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

The Partnership may be required to remit federal income taxes to applicable taxing authorities on behalf of its limited partners.

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

In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership reached a resolution with the state of North Dakota that entailed the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years of 2021 and 2022. Discussions with the state of North Dakota are ongoing for tax year 2023 and beyond. If a payment of taxes is made on behalf of limited partners, the affected partners should be able to claim the amounts remitted as a tax payment on their originally filed or amended income tax returns to the state of North Dakota, as appropriate.

Index

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

As a part of its risk management strategy, the Board of Directors of the General Partner is actively engaged in overseeing and reviewing the Partnership’s strategic direction and objectives, taking into account, among other considerations, the Partnership’s risk profile and exposure. Only five individuals are involved in the Partnership’s day-to-day operations, so the Partnership’s direct business operations are limited. Therefore, the Partnership and the General Partner depend on technology systems to operate its business that are operated and managed by third parties. The Partnership has relationships with a number of third-party business partners and operators who have their own procedures and tools to assist with cybersecurity risk management as well as cybersecurity incident containment and recovery efforts.

The Partnership’s cybersecurity risk management program includes consulting with its third parties to monitor the Partnership’s internal and external systems and networks for vulnerabilities, threats and intrusions, and then coordinating a response if a cybersecurity incident is identified. The risk management program also includes facilitating information regarding cybersecurity incidents to the General Partner, so the General Partner can assess necessary action and disclosures.

Cybersecurity Risks

The Partnership has not experienced any material cybersecurity incidents to date that have resulted in an interruption to Partnership operations or otherwise had a material impact on Partnership strategy, financial condition or results of operations. For more information about the cybersecurity risks the Partnership faces, see the risk factor entitled “Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact the Partnership’s operations” in Item IA. Risk Factors of this Form 10-K.

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

Index

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2023, there were approximately 11.0 million common units outstanding, which were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2023 of $11.36 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements. At December 31, 2023, the Partnership owns an approximate 5.6% non-operated working interest in 422 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets are operated by 13 third-party operators on behalf of the Partnership and other working interest owners. The average age of the Partnership’s producing wells is approximately 7 years.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2023. The developed per common unit value range is $10.26 – $12.62. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/23
(unaudited)

Estimated fair value of oil and gas properties	$122,771
Estimated fair value of cash and cash equivalents	1,456
Estimated fair value of other assets and liabilities, net	1,095
Estimated fair value of equity	$125,322

Common units outstanding	11,032

Estimated value per common unit	$11.36

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2023. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and gas reserves at December 31, 2023. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2023. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

Assumptions Used in Estimated Value per Common Unit

As discussed above, the estimated value of the Partnership’s oil and gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 13 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and gas properties, a component of the estimated value per common unit:

•

NYMEX oil strip pricing as of January 1, 2024, which ranges from $71.53 per barrel to $62.02 per barrel as of January 1, 2024 to December 31, 2028, and an increase of 3% thereafter with price cap at $85.00 per barrel

•

NYMEX gas strip pricing as of January 1, 2024, which ranges from $2.66 per Mcf to $3.80 per Mcf as of January 1, 2024 to December 31, 2028, and then held flat thereafter at a price cap of $4.50 per Mcf

•	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms
-	Weighted average oil differential of +$0.51 per barrel of oil
-	Weighted average natural gas differential of +$0.20 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using weighted average of 3.9% of NYMEX oil price
-	Weighted average natural gas shrink of 33.0%
-	Weighted average NGL yield of 105.26 barrels per MMcf of wet gas
•	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing
-	Weighted average G&P expense on the production and sale of oil of $5.62 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $2.85 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $20.32 per barrel of oil equivalent

Index

•	Weighted average estimate of gross fixed lease operating expenses per well of approximately $6,800 per month
•	Total net variable lease operating expenses estimated at weighted average of $11.16 per barrel of oil
•	Total net variable workover expenses estimated at $3.49 per barrel of oil
•	Gross capital expenditures to drill and complete future development locations estimated between approximately $7.0 and $11.0 million per well, depending upon operator and length of the well
•	Discount rate – 10.0%
•	Risk adjustments to calculated present value
-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
-	Proved developed and undeveloped non-consent assets – 50.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

•	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.05 per common unit, all other assumptions remaining the same;
•	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.26 per common unit, all other assumptions remaining the same;
•

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.04 per common unit, all other assumptions remaining the same;

•

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.10 per common unit, all other assumptions remaining the same;

•

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.68 per common unit, all other assumptions remaining the same; and

•

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.68 per common unit, all other assumptions remaining the same.

Incentive Distribution Rights and Dealer Manager Incentive Fees

The General Partner received the Incentive Distribution Rights upon closing of the minimum offering in July 2017. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus for that offering based on the performance of the Partnership. Based on the common units sold in the Partnership’s best-efforts offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. In addition, in May 2023, the Partnership paid a withholding tax of approximately $0.03 per common unit to the state of North Dakota on behalf of its limited partners related to tax year 2021. This withholding tax payment, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, has reduced the Net Investment Amount described above by an approximate total of $1.63 per common unit.

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

For the year ended December 31, 2023, the Partnership paid distributions of $2.939163 per common unit, or $32.4 million. For the year ended December 31, 2022, the Partnership paid distributions of $1.396164 per common unit, or $15.4 million.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2023, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.6% non-operated working interest in 422 producing wells, an estimated approximate 5.5% non-operated working interest in 8 wells in various stages of the drilling and completion process and additional possible future development locations.

Index

The Bakken Assets are operated by 13 third-party operators, including Devon Energy Corporation (NYSE: DVN), Marathon Oil (NYSE: MRO), EOG Resources (NYSE: EOG), Continental Resources (NYSE: CLR) and Chord Energy (NASDAQ: CHRD).

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

Commodity prices strengthened throughout 2021, primarily driven by increased demand resulting from the initial recovery from the COVID-19 pandemic and production restraint by domestic and foreign operators. The start of the military conflict between Russia and Ukraine in March 2022 (which remains ongoing), related economic sanctions imposed on Russia and additional production growth by OPEC further exacerbated supply shortages, causing oil prices to peak at over $120 per barrel during the second quarter of 2022. Persistent concerns about a recession and short-term softening of global and domestic demand contributed to lower commodity prices during the first half of 2023. Oil prices rebounded to 12-month highs late in September 2023 at over $90 per barrel, primarily due to Saudi Arabia and Russia continuing their commitments to production cuts. However, a surge in exports from U.S. producers in the fourth quarter of 2023, along with weakening global demand, led to oil prices falling close to $70 per barrel by year end.

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

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Percent
	2023	2022	Change
Average market closing prices (1)
Oil (per Bbl)	$77.60	$94.33	-17.7%
Natural gas (per Mcf)	$2.53	$6.45	-60.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2023 and 2022. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.53 per barrel of oil, $2.81 per MMcf of natural gas and $2.29 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $94.41 per barrel of oil, $6.54 per MMcf of natural gas and $20.67 per barrel of NGL. See “Note 7 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2023 and 2022.

Results of Operations for Years 2023 and 2022

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

Index

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	Percent of Revenue	2022	Percent of Revenue	Percent Change
Total revenues	$48,627,263	100.0%	$58,148,401	100.0%	-16.4%
Production expenses	20,398,873	41.9%	16,367,549	28.1%	24.6%
Production taxes	4,113,774	8.5%	4,698,786	8.1%	-12.5%
Depreciation, depletion, amortization and accretion	18,269,818	37.6%	13,720,213	23.6%	33.2%
General and administrative expenses	2,306,507	4.7%	2,393,441	4.1%	-3.6%

Sold production (BOE):
Oil	549,241		503,925		9.0%
Natural gas	182,084		154,630		17.8%
Natural gas liquids	168,906		141,495		19.4%
Total	900,231		800,050		12.5%

Average sales price per unit:
Oil (per Bbl)	$77.13		$94.00		-17.9%
Natural gas (per Mcf)	2.52		6.45		-60.9%
Natural gas liquids (per Bbl)	20.80		33.93		-38.7%
Combined (per BOE)	54.02		72.68		-25.7%

Average unit cost per BOE:
Production expenses	22.66		20.46		10.8%
Production taxes	4.57		5.87		-22.2%
Depreciation, depletion, amortization and accretion	20.29		17.15		18.3%

Capital expenditures	$9,961,331		$11,735,200

Oil, natural gas and NGL revenues

For the years ended December 31, 2023 and 2022, revenues for oil, natural gas and NGL sales were $48.6 million and $58.1 million, respectively. Revenues for the sale of crude oil were $42.4 million and $47.4 million, respectively, which resulted in realized prices of $77.13 and $94.00 per barrel, respectively. Revenues for the sale of natural gas were $2.8 million and $6.0 million, respectively, which resulted in realized prices of $2.52 and $6.45 per Mcf, respectively. Revenues for the sale of NGLs were $3.5 million and $4.8 million, respectively, which resulted in realized prices of $20.80 and $33.93 per BOE, respectively. Average realized prices in the fourth quarter of 2023 were approximately $77.42 per barrel of oil, $2.13 per Mcf of natural gas and $19.84 per BOE of NGL, compared to the fourth quarter of 2022 prices of approximately $83.72 per barrel of oil, $5.70 per Mcf of natural gas and $23.06 per BOE of NGL.

Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels as the wells age. The Partnership’s results for the year ended December 31, 2023 were positively impacted by the completion of 27 new wells that were turned to sales during the fourth quarter of 2022 through the third quarter of 2023. The completion of these new wells provided an increase to year-to-date 2023 production, with sold production for the Bakken Assets approximating 2,500 BOE per day for the year ended December 31, 2023, compared to 2,200 BOE per day in 2022. Sold production was approximately 2,200 BOE per day and 2,800 BOE per day for fourth quarters of 2023 and 2022, respectively. As of December 31, 2023, the Partnership has eight (8) wells in various stages of the drilling and completion process, and due to the Partnership’s ownership percentage, certain of these wells are expected to significantly contribute to sold production volumes upon completion. The Partnership has also elected to participate in an additional 16 wells during the first quarter of 2024, which will provide incremental production to offset the natural declines in production volumes; the Partnership’s average non-operated working interest in these 16 wells is approximately 1%.

The increase in sold production volumes were offset by decreases in market prices of oil and natural gas when compared to 2022, of which the factors for the reduction in market prices were discussed in Current Price Environment above. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

Index

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. The Partnership’s realized oil sales prices dropped approximately 18% in 2023 from 2022 realized sales pricing, which is in line with the decline in NYMEX market oil prices from 2022 to 2023, so despite macroeconomic factors putting downward pressure on market pricing for oil during 2023, the Partnership’s oil price differentials have only been marginally impacted.

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

For the years ended December 31, 2023 and 2022, production expenses were $20.4 million and $16.4 million, and production expenses per BOE of sold production were $22.66 and $20.46, respectively. Production expenses per BOE increased in 2023, in comparison to 2022, primarily due to due to (1) lease operating expenses remaining high from increased activity of newly completed wells; (2) persistent inflation; and (3) higher gathering and processing expenses required to sell through natural gas and NGLs when market prices are low.

Production expenses for the fourth quarters of 2023 and 2022 were $4.7 million and $4.5 million, respectively, and production expenses per BOE of production were $23.26 and $17.53, respectively. Production expenses for BOE increased in the fourth quarter of 2023, in comparison to the fourth quarter of 2022, primarily due to a decrease in sold production volumes along with higher fixed lease operating expenses.

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the years ended December 31, 2023 and 2022 were $4.1 million (9% of revenue) and $4.7 million (8% of revenue), respectively. Production taxes for the fourth quarters of 2023 and 2022 were $0.9 million (8% of revenue) and $1.5 million (9% of revenue), respectively. Oil production comprised approximately 61% and 63%, respectively, of the Partnership’s sold production volumes in the years ended December 31, 2023 and 2022, respectively.

General and administrative expenses

General and administrative costs for the years ended December 31, 2023 and 2022 were $2.3 million and $2.4 million, respectively. The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees.

Index

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the years ended December 31, 2023 and 2022 was $18.3 million and $13.7 million, respectively, and DD&A per BOE of production was $20.29 and $17.15, respectively. DD&A for the fourth quarters of 2023 and 2022 was $4.6 million and $4.8 million, respectively, and DD&A per BOE of production was $22.74 and $18.88, respectively.

The increase in DD&A expense per BOE of production for the three months and year ended December 31, 2023, compared to same periods of 2022, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from changes in the future drill schedule and well performance during 2022 and 2023.

Interest income, net

Interest income, net for the years ended December 31, 2023 and 2022 was approximately $257,000 and $149,000, respectively.

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net income	$3,795,017	$21,117,332
Interest income, net	(256,726)	(148,920)
Depreciation, depletion, amortization and accretion	18,269,818	13,720,213
Exploration expenses	-	-
Adjusted EBITDAX	$21,808,109	$34,688,625

Index

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. As of March 1, 2024, the Partnership had approximately $1.5 million in cash on-hand. The Partnership generated approximately $27.2 million and $31.5 million in cash flow from operating activities for the year ended December 31, 2023 and 2022, respectively. The Partnership anticipates that cash on-hand and cash flow from operations will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

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

Under the agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus for that offering based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

Distributions

See the definition and discussion of “Payout” in Note 4. Capital Contribution and Partners’ Equity in Part II, Item 8 – Financial Statements and Supplementary Data.

For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million. For the year ended December 31, 2022, the Partnership declared and paid distributions of $1.396164 per common unit, or $15.4 million.

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

Index

Oil and Natural Gas Properties

Future Investment

The Partnership incurred approximately $10.0 million and $11.7 million, respectively, in capital expenditures for the years ended December 31, 2023 and 2022. The Partnership has 8 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 8 wells to be less than $1 million. In addition to the estimated capital expenditures for in-process wells, the Partnership anticipates that it may be obligated to invest an additional $20 to $30 million in drilling capital expenditures from 2024 through 2028 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

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

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semiannual review based on current market conditions and future capital investment information provided by operators of the Bakken Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 7. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2023 and 2022.

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

Subsequent Events

In January 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

In February 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

As of December 31, 2023, the net book value of the Partnership's oil and gas properties was $171.1 million, and depreciation, depletion and amortization (DD&A) expense was $18.3 million for the year then ended.  As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of subjective inputs, including future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate cost assumptions.

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

Richmond, Virginia

March 15, 2024

Index

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Assets
Cash and cash equivalents	$1,455,619	$18,442,414
Accounts receivable and other current assets	4,472,150	9,360,950
Total Current Assets	5,927,769	27,803,364

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $83,340,469 and $65,100,662, respectively	171,101,264	179,376,326
Total Assets	$177,029,033	$207,179,690

Liabilities
Accounts payable and accrued expenses	$3,058,704	$4,449,340
Total Current Liabilities	3,058,704	4,449,340

Asset retirement obligations	729,315	695,889
Total Liabilities	3,788,019	5,145,229

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	173,241,229	202,034,676
General partner's interest	(215)	(215)
Total Partners’ Equity	173,241,014	202,034,461

Total Liabilities and Partners’ Equity	$177,029,033	$207,179,690

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Revenues
Oil	$42,362,325	$47,366,846
Natural gas	2,752,372	5,981,108
Natural gas liquids	3,512,566	4,800,447
Total revenue	48,627,263	58,148,401

Operating costs and expenses
Production expenses	20,398,873	16,367,549
Production taxes	4,113,774	4,698,786
General and administrative expenses	2,306,507	2,393,441
Depreciation, depletion, amortization and accretion	18,269,818	13,720,213
Total operating costs and expenses	45,088,972	37,179,989

Operating income	3,538,291	20,968,412

Interest income, net	256,726	148,920
Total other income (expense), net	256,726	148,920

Net income	$3,795,017	$21,117,332

Basic and diluted net income per common unit	$0.34	$1.91

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2021	11,031,579	$196,798,238	$(215)	$196,798,023
Distributions declared and paid to common units ($1.396164 per common unit)	-	(15,401,894)	-	(15,401,894)
Estimated state tax withholding for limited partners	-	(479,000)	-	(479,000)
Net income	-	21,117,332	-	21,117,332
Balances - December 31, 2022	11,031,579	202,034,676	(215)	202,034,461
Distributions declared and paid to common units ($2.939163 per common unit)	-	(32,423,609)	-	(32,423,609)
Adjustment to state tax withholding for limited partners	-	145	-	145
Estimated state tax withholding for limited partners	-	(165,000)	-	(165,000)
Net income	-	3,795,017	-	3,795,017
Balances - December 31, 2023	11,031,579	$173,241,229	$(215)	$173,241,014

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Cash flow from operating activities:
Net income	$3,795,017	$21,117,332

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	18,269,818	13,720,213

Changes in operating assets and liabilities:
Accounts receivable and other current assets	4,888,800	(3,253,547)
Accounts payable and accrued expenses	217,951	(102,461)

Net cash flow provided by operating activities	27,171,586	31,481,537

Cash flow from investing activities:
Additions to oil and natural gas properties	(11,734,772)	(10,695,466)

Net cash flow used in investing activities	(11,734,772)	(10,695,466)

Cash flow from financing activities:
Distributions paid to limited partners	(32,423,609)	(15,401,894)

Net cash flow used in financing activities	(32,423,609)	(15,401,894)

Increase in cash and cash equivalents	(16,986,795)	5,384,177
Cash and cash equivalents, beginning of period	18,442,414	13,058,237

Cash and cash equivalents, end of period	$1,455,619	$18,442,414

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$428,483	$2,201,924

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2023

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

As of December 31, 2023, the Partnership owned an approximate 5.6% non-operated working interest in 422 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 5.5% non-operated working interest in 8 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 12 third-party operators on behalf of the Partnership and other working interest owners.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2023 and 2022, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the years ended December 31, 2023 and 2022, approximately 94% and 91% of the Partnership’s total revenue was generated through sales by four of its 12 operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

The following table shows the activity for the years ended December 31, 2023 and 2022 relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2021	$743,583
Well additions	26,748
Accretion	16,958
Revisions	(91,400)
Balance as of December 31, 2022	$695,889
Well additions	3,415
Accretion	30,011
Revisions	-
Balance as of December 31, 2023	$729,315

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. The Partnership reached a resolution with the state of North Dakota that entailed the Partnership making a payment of taxes on behalf of certain non-resident limited partners to the state for the tax years of 2021 and 2022. The Partnership made a payment of approximately $365,000 (approximately $0.03 per common unit) in May 2023 that settled the 2021 tax year. The Partnership recorded an estimate at December 31, 2022 of approximately $479,000 for the 2022 tax year. In addition, the Partnership recorded an estimated at December 31, 2023 of approximately $165,000 for the 2023 tax year. Settlements for the 2022 and 2023 tax year are expected during 2024. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2023 and 2022, there were no such costs accrued.

Net Income per Common Unit

Basic net income per common unit is computed as net income divided by the weighted average number of common units outstanding during the period. Diluted net income per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2023 and 2022. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 4) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 4) would occur.

Index

Note 3. Oil and Natural Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of December 31, 2023, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.6% non-operated working interest in 422 producing wells, and an estimated approximate 5.5% non-operated working interest in 8 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2023, the Partnership has participated in the drilling of 244 wells, of which 218 have been completed at December 31, 2023. The Partnership incurred approximately $10.0 million and $11.7 million in capital drilling and completion costs for the years ended December 31, 2023 and 2022, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred in 2024 to complete the 8 wells in process at December 31, 2023; however, estimated capital expenditures could be different from amounts actually invested.

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

Under the agreement with David Lerner Associates, Inc. (the “Managing Dealer”), the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus for that offering based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering on October 24, 2019, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

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

For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million. For the year ended December 31, 2022, the Partnership declared and paid distributions of $1.396164 per common unit, or $15.4 million.

Note 5. Related Parties

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include general and administrative costs. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2023 and 2022 was approximately $1.1 million in both years. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

Index

For the years ended December 31, 2023 and 2022, approximately $293,000 and $165,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2023 and 2022, approximately $119,000 and $57,000, respectively, was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

On April 5, 2023, the Partnership and Energy 11 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and Energy 11 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits – including the former president of Energy 11’s general partner, who was paid as an employee of the Administrator, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the years ended December 31, 2023 and 2022, approximately $162,000 and $618,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Also pursuant to the Agreement, the affiliates of Messrs. Keating and Mallick sold (i) their Class B Unit interests in the General Partner; (ii) all interests in the general partner of Energy 11; (iii) all common unit interests in Energy 11; and (iv) all Class B Unit interests in Energy 11 to an affiliate of Mr. Knight and withdrew as members of General Partner and the general partner of Energy 11. Prior to the execution of the Agreement, the General Partner had agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the three months ended March 31, 2023 described above was paid by the General Partner to the Administrator. In addition, one-half of the management fee for the year ended December 31, 2022 was paid by the General Partner to the Administrator.

Note 6. Subsequent Events

In January 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

In February 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

Note 7. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2023 and 2022 is as follows:

	2023	2022
Producing properties	$178,955,655	$173,338,198
Non-producing	75,486,078	71,138,790
	254,441,733	244,476,988
Accumulated depreciation, depletion and amortization	(83,340,469)	(65,100,662)
Net capitalized costs	$171,101,264	$179,376,326

Index

For the years ended December 31, 2023 and 2022, the Partnership incurred the following costs in oil and natural gas producing activities:

	2023	2022
Development costs	$9,964,745	$11,742,590

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2023, 2022 and 2021.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2023, 2022 and 2021 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
December 31, 2021	9,955,728	11,874,548	1,996,089	13,930,908
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	7,228	7,069	1,670	10,076
Revisions of previous estimates (2)	(1,417,243)	(40,881)	(235,088)	(1,659,145)
Production	(503,925)	(927,779)	(141,495)	(800,050)
December 31, 2022	8,041,788	10,912,957	1,621,176	11,481,790
Acquisition	-	-	-	-
Extensions, discoveries and other additions (3)	16,491	12,083	1,790	20,295
Revisions of previous estimates (4)	(1,343,666)	(1,724,302)	(272,854)	(1,903,904)
Production	(549,241)	(1,092,500)	(168,906)	(900,231)
December 31, 2023	6,165,372	8,108,238	1,181,206	8,697,949

(1)	In 2022, extensions, discoveries and other additions of 10 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

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

(3)	In 2023, extensions, discoveries and other additions of 20 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(4)

Revisions to previous estimates decreased proved reserves by a net amount of 1,904 MBOE. These revisions result from 1,009 MBOE of downward adjustments attributable to changes in the future drill schedule, 510 MBOE of downward adjustments caused by changes in oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2023 to December 31, 2022, and 385 MBOE of downward adjustments attributable to well performance.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.53 per barrel of oil, $2.81 per MMcf of natural gas and $2.29 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2022 were $94.41 per barrel of oil, $6.54 per MMcf of natural gas and $20.67 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2023, 2022 and 2021 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2021	4,709,922	7,944,532	1,376,457	7,410,468
December 31, 2022	4,213,426	7,986,085	1,222,792	6,767,232
December 31, 2023	3,454,371	6,169,971	893,223	5,375,923

Proved undeveloped reserves:
December 31, 2021	5,245,806	3,930,016	619,632	6,520,441
December 31, 2022	3,828,362	2,926,872	398,384	4,714,558
December 31, 2023	2,711,001	1,938,267	287,983	3,322,029

Index

The following details the changes in proved undeveloped reserves (PUD) for 2022 and 2023 (in BOE):

BOE
Proved undeveloped reserves, December 31, 2021	6,520,441
Revisions of previous estimates (1)	(876,492)
Extensions, discoveries and other additions (2)	10,076
Conversion to proved developed reserves (3)	(939,467)
Proved undeveloped reserves, December 31, 2022	4,714,558
Revisions of previous estimates (4)	(1,052,598)
Extensions, discoveries and other additions (5)	20,295
Conversion to proved developed reserves (6)	(360,226)
Proved undeveloped reserves, December 31, 2023	3,322,029

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

(4)

The annual review of the PUDs resulted in a negative revision of approximately 1,053 MBOE. This revision was the result of 1,009 MBOE of downward adjustments attributable to changes in the future drill schedule, 43 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield, and 1 MBOE of downward adjustments attributable to price changes when comparing the Partnership’s reserves at December 31, 2023 to December 31, 2022.

(5)	In 2023, extensions, discoveries and other additions of 20 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Bakken Assets.

(6)

The Partnership completed 19 new wells during 2023; therefore, the Partnership converted these 19 wells to proved developed reserves during 2023, which resulted in a downward adjustment to PUDs of 360 MBOE.

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

	2023	2022
	(in thousands)	(in thousands)

Future cash inflows	$509,610	$864,173
Future production costs	(272,692)	(369,596)
Future development costs	(29,420)	(36,554)
Future net cash flows	207,498	458,023
10% annual discount	(102,221)	(230,729)
Standardized measure of discounted future net cash flows	$105,277	$227,294

Changes in the standardized measure of discounted future net cash flows are as follows:

	2023	2022
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$227,294	$214,876
Changes resulting from:
Extensions, discoveries and other additions	374	238
Sales of oil, natural gas and NGLs, net of production costs	(24,115)	(37,082)
Net changes in prices and production costs	(91,985)	86,000
Development costs incurred during the period	9,965	11,743
Revisions to previous estimates	(36,186)	(60,149)
Accretion of discount	22,761	21,517
Change in estimated future development costs	(2,831)	(9,849)
Standardized measure of discounted future net cash flows	$105,277	$227,294

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2023, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2023:

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

Index

The General Partner

The General Partner is Energy Resources 12 GP, LLC, which was formed in 2016 and had no operating history prior to the formation of the Partnership. The General Partner was formed and is controlled by companies controlled by Glade M. Knight and David S. McKenney.

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

As described in the Prospectus for the Partnership’s best-efforts offering, upon the Partnership’s first property acquisition, the Partnership is obligated to pay quarterly an annual management fee of 0.5% of the total gross equity proceeds raised in that best-efforts offering to the General Partner. The fees and expenses paid to the General Partner are in exchange for:

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

With the Partnership’s closing on the purchase of certain non-operated oil and gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. The management fee paid to the General Partner for the years ended December 31, 2023 and 2022 was approximately $1.1 million in both years.

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

Item 11. Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2023 and 2022, other than the approximate $1.1 million management fee (described above) paid to the General Partner by the Partnership, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Index

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2023 and 2022, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2024 the beneficial ownership of the common units that are owned by:

●	all persons who, to the knowledge of the management team, beneficially own more than 5% of the Partnership’s common units;
●	each executive officer of the General Partner; and
●	all current directors and executive officers of the General Partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Glade M. Knight 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*

David S. McKenney 120 W. 3rd Street, Suite 220 Fort Worth, Texas 76102	5,000	*

Directors and executive officers of the General Partner as a group	10,000	*

* Less than 1% of outstanding common units.

Ownership of the General Partner

The General Partner is a limited liability company. The members of the General Partner and the membership interest owned are as follows:

●	GKOG, LLC, owns a 50% Class A (voting) membership interest in the General Partner. GKOG, LLC is a limited liability company owned by Mr. Knight and members of his immediate family.
●	DMOG, LLC owns a 50% Class A (voting) membership interest in the General Partner. DMOG, LLC is a limited liability company wholly owned by Mr. McKenney and members of his immediate family.
●	GKOG Two, LLC owns 100% of the Class B (non-voting) membership interests in the General Partner. GKOG Two, LLC is a limited liability company owned by Glade M. Knight.

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

On December 28, 2018, the Partnership terminated its Agreements with REI, which extinguished any potential fee upon sale of certain of the Partnership’s assets as was required under the Agreements. At the time of the extinguishment, the payment of a fee was not probable and there was no value to the rights owned by REI. In connection with the termination, the General Partner issued 500 of its Class B Units to each of Pope Energy Investors, LP and CFK Energy, LLC. The General Partner received $250 from each of Pope Energy Investors, LP and CFK Energy, LLC for this transaction. CFK Energy, LLC is owned by an entity that is controlled by Anthony F. Keating, III, the former Co-Chief Operating Officer of Energy 11 GP, LLC, and Pope Energy Investors, LP is owned by an entity that is controlled by Michael J. Mallick, the former Co-Chief Operating Officer of Energy 11 GP, LLC. Energy 11 GP, LLC is the general partner of Energy 11, L.P. REI is also owned by entities that are controlled by Messrs. Keating and Mallick.

On April 5, 2023, the Partnership entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each. Pursuant to the Agreement, the affiliates of Messrs. Keating and Mallick sold their Class B Unit interests in the General Partner to an affiliate of Mr. Knight and withdrew as members of General Partner.

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

Index

During the years ended December 31, 2023 and 2022, approximately $293,000 and $165,000 of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2023 and 2022, approximately $119,000 and $57,000 was due to a member of the General Partner.

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2023 and 2022 was approximately $1.1 million in both years.

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

On April 5, 2023, the Partnership and Energy 11 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and Energy 11 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits – including the former president of Energy 11’s general partner, who was paid as an employee of the Administrator, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the years ended December 31, 2023 and 2022, approximately $162,000 and $618,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

Prior to the execution of the Agreement, the General Partner had agreed to pay one-half of its annual management fee to the Administrator in exchange for the services to be provided under the ASA. Therefore, one-half of the management fee for the three months ended March 31, 2023 described above was paid by the General Partner to the Administrator. In addition, one-half of the management fee for the year ended December 31, 2022 was paid by the General Partner to the Administrator.

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

Index

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2023. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2023 and 2022, fees paid or payable to EY for services performed in connection with the audit of the 2023 financial statements, the audit of the 2022 financial statements, 2023 and 2022 interim reviews and 2023 and 2022 tax return preparation and compliance are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit fees	$200,000	$185,000
Audit-related fees	—	—
Tax fees	58,000	58,000
All other fees	—	—
Total	$258,000	$243,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2023 and 2022 were approved by the Board of Directors.

Index

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022

(iii) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2023 and 2022

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

(vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

Index

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

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

10.2

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
101

The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101

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

Date: March 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 15, 2024
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 15, 2024
David S. McKenney	(principal financial and accounting officer)