Form 10-Q
period 2024-03-31
ENERGY RESOURCES 12, L.P.
filed 2024-05-15
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$810,055	$1,455,619
Accounts receivable and other current assets	4,002,380	4,472,150
Total Current Assets	4,812,435	5,927,769

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $87,446,905 and $83,340,469, respectively	167,529,082	171,101,264
Total Assets	$172,341,517	$177,029,033

Liabilities
Accounts payable and accrued expenses	$3,042,525	$3,058,704
Total Current Liabilities	3,042,525	3,058,704

Asset retirement obligations	737,141	729,315
Total Liabilities	3,779,666	3,788,019

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	168,562,066	173,241,229
General partner's interest	(215)	(215)
Total Partners’ Equity	168,561,851	173,241,014

Total Liabilities and Partners’ Equity	$172,341,517	$177,029,033

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Revenues
Oil	$7,193,515	$13,279,072
Natural gas	553,685	1,181,610
Natural gas liquids	935,560	1,119,379
Total revenue	8,682,760	15,580,061

Operating costs and expenses
Production expenses	4,316,427	5,454,629
Production taxes	672,541	1,280,506
General and administrative expenses	697,686	735,197
Depreciation, depletion, amortization and accretion	4,114,262	5,020,135
Total operating costs and expenses	9,800,916	12,490,467

Operating income (loss)	(1,118,156)	3,089,594

Interest income, net	4,689	104,178
Total other income, net	4,689	104,178

Net income (loss)	$(1,113,467)	$3,193,772

Basic and diluted net income (loss) per common unit	$(0.10)	$0.29

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances – December 31, 2022	11,031,579	$202,034,676	$(215)	$202,034,461
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income – three months ended March 31, 2023	-	3,193,772	-	3,193,772
Balances – March 31, 2023	11,031,579	$201,377,975	$(215)	$201,377,760

Balances – December 31, 2023	11,031,579	$173,241,229	$(215)	$173,241,014
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Adjustments to state tax withholding for limited partners	-	(29,623)	-	(29,623)
Net loss – three months ended March 31, 2024	-	(1,113,467)	-	(1,113,467)
Balances – March 31, 2024	11,031,579	$168,562,066	$(215)	$168,561,851

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023

Cash flow from operating activities:
Net income (loss)	$(1,113,467)	$3,193,772

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	4,114,262	5,020,135

Changes in operating assets and liabilities:
Accounts receivable and other current assets	469,769	983,903
Accounts payable and accrued expenses	(209,455)	(727,111)

Net cash flow provided by operating activities	3,261,109	8,470,699

Cash flow from investing activities:
Additions to oil and natural gas properties	(370,600)	(2,523,636)

Net cash flow used in investing activities	(370,600)	(2,523,636)

Cash flow from financing activities:
Distributions paid to limited partners	(3,536,073)	(3,850,473)

Net cash flow used in financing activities	(3,536,073)	(3,850,473)

Increase (decrease) in cash and cash equivalents	(645,564)	2,096,590
Cash and cash equivalents, beginning of period	1,455,619	18,442,414

Cash and cash equivalents, end of period	$810,055	$20,539,004

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$592,136	$996,234

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2024

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

As of March 31, 2024, the Partnership owned an approximate 5.5% non-operated working interest in 424 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 2.3% non-operated working interest in 24 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 13 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2023 financial statements included in its 2023 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At March 31, 2024 and December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended March 31, 2024, approximately 94% of the Partnership’s total revenue was generated through sales by five of its 13 operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership has made payments of (i) approximately $365,000 (approximately $0.033 per common unit) in May 2023 for tax year 2021; (ii) approximately $532,000 (approximately $0.048 per common unit) in April 2024 for tax year 2022; and (iii) approximately $142,000 (approximately $0.013 per common unit) in April 2024 for tax year 2023.

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

Index

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2024 and 2023. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 5) will occur.

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

From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2024, the Partnership has participated in the drilling of 244 wells, of which 218 have been completed as of March 31, 2024. The Partnership incurred approximately $0.5 million and $1.3 million in capital drilling and completion costs for the three-month periods ended March 31, 2024 and 2023, respectively. The Partnership anticipates approximately $2 million of capital expenditures will be incurred to complete the 24 wells in process as of March 31, 2024. Estimated capital expenditures to complete these 24 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2024	2023
Balance at January 1	$729,315	$695,889
Well additions	-	-
Accretion	7,826	7,322
Revisions	-	-
Balance at March 31	$737,141	$703,211

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. As described in Income Tax in Note 2. Summary of Significant Accounting Policies, in May 2023 and April 2024, the Partnership paid total withholding taxes of approximately $0.09 per common unit to the state of North Dakota on behalf of its limited partners related to tax years 2021, 2022 and 2023. These withholding tax payments, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, have reduced the Net Investment Amount described above by an approximate total of $1.69 per common unit.

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

For the three months ended March 31, 2024 and 2023, the Partnership paid distributions of $0.320541 and $0.349041 per common unit, or $3.5 million and $3.9 million, respectively.

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

Index

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three months ended March 31, 2024 and 2023 was approximately $273,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three months March 31, 2024 and 2023, approximately $78,000 and $42,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2024, approximately $78,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

On April 5, 2023, the Partnership and Energy 11 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and Energy 11 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits – including the former president of Energy 11’s general partner, who was paid as an employee of the Administrator, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the three months ended March 31, 2023, approximately $130,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 7. Subsequent Events

In April 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

On May 2, 2024, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“Loan Agreement”) with BancFirst (the “Lender”), which provides for a revolving credit facility (“Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $20 million, subject to borrowing base restrictions. The Partnership paid one-time commitment and setup fees totaling $100,000 at closing. The Partnership is also subject to an additional fee of 0.50% on any incremental increase to the borrowing base. The Partnership is required to pay an unused facility fee of 0.25% on the unused portion of the Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2026.

Index

Under the Loan Agreement, the initial borrowing base is $10 million. The borrowing base is subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two additional times during a 12-month period. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.50%. At closing, the interest rate for the Credit Facility was 9.00%.

At closing, the Partnership borrowed approximately $1.5 million. Any further advances under the Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Credit Facility is secured by a mortgage and first lien position on at least 80% of the Partnership’s producing wells.

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include a minimum debt service coverage ratio and a minimum current ratio. The Loan Agreement does not restrict the Partnership’s ability to pay limited partner distributions unless the Partnership is in default of its debt service coverage ratio or another event of default has occurred. In addition, the Partnership is not required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. However, if the Partnership does elect to speculatively trade and hedge future oil and natural gas production, hedged volumes may not exceed 85% of the Partnership’s anticipated future production.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Russian-Ukrainian and Israeli-Hamas conflicts on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2024, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.5% non-operated working interest in 424 producing wells, an estimated 2.3% non-operated working interest in 24 wells in various stages of the drilling and completion process and additional possible future development locations.

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

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Percent
	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$76.91	$75.99	1.2%
Natural gas (per Mcf)	$2.15	$2.64	-18.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. If commodity prices significantly drop, such as the decline in the second quarter of 2020, and remain low, the Partnership will see a reduction in available capital for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$8,682,760	100.0%	$15,580,061	100.0%	-44.3%
Production expenses	4,316,427	49.7%	5,454,629	35.0%	-20.9%
Production taxes	672,541	7.7%	1,280,506	8.2%	-47.5%
Depreciation, depletion, amortization and accretion	4,114,262	47.4%	5,020,135	32.2%	-18.0%
General and administrative expenses	697,686	8.0%	735,197	4.7%	-5.1%

Sold production (BOE):
Oil	97,659		175,219		-44.3%
Natural gas	40,834		41,899		-2.5%
Natural gas liquids	35,978		40,870		-12.0%
Total	174,471		257,988		-32.4%

Average sales price per unit:
Oil (per Bbl)	$73.66		$75.79		-2.8%
Natural gas (per Mcf)	2.26		4.70		-51.9%
Natural gas liquids (per Bbl)	26.00		27.39		-5.1%
Combined (per BOE)	49.77		60.39		-17.6%

Average unit cost per BOE:
Production expenses	24.74		21.14		17.0%
Production taxes	3.85		4.96		-22.4%
Depreciation, depletion, amortization and accretion	23.58		19.46		21.2%

Capital expenditures	$534,254		$1,317,945

Oil, natural gas and NGL revenues

For the three months ended March 31, 2024, revenues for oil, natural gas and NGL sales were $8.7 million. Revenues for the sale of crude oil were $7.2 million, which resulted in a realized price of $73.66 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $2.26 per Mcf. Revenues for the sale of NGLs were approximately $0.9 million, which resulted in a realized price of $26.00 per BOE of production. For the three months ended March 31, 2023, revenues for oil, natural gas and NGL sales were $15.6 million. Revenues for the sale of crude oil were $13.3 million, which resulted in a realized price of $75.79 per barrel. Revenues for the sale of natural gas were $1.2 million, which resulted in a realized price of $4.70 per Mcf. Revenues for the sale of NGLs were approximately $1.1 million, which resulted in a realized price of $27.39 per BOE of production.

Index

The Partnership’s results for the three months ended March 31, 2024 were negatively impacted by adverse weather conditions in North Dakota; extremely cold temperatures for a multi-day stretch in mid-January led to suspended production throughout the Bakken. North Dakota’s Department of Mineral Resources reported a basin-wide drop in oil production of approximately 13.5% in January, and production did not return to levels realized during the fourth quarter of 2023. Sold production for the Sanish Field Assets was approximately 1,900 BOE per day for the three months ended March 31, 2024. Conversely, the Partnership’s results for the three months ended March 31, 2023 were positively impacted by the recent completion of eleven (11) new wells that were turned to sales during the fourth quarter of 2022, with sold production for the Bakken Assets approximating 2,900 BOE per day for the three months ended March 31, 2023.

The Partnership has recently elected to participate in the drilling of 24 new wells, of which the Partnership owns an average estimated non-operated working interest of approximately 2.3%. These wells are anticipated to be completed during the second and third quarters of 2024. Certain of these 24 wells are expected to significantly contribute to sold production volumes upon completion. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels.

The Partnership’s results for the three months ended March 31, 2024 were also negatively impacted by lower realized sales prices for oil (see Differentials below) and natural gas. Continued high inventories and lower demand stemming from warmer winter weather conditions across the country kept natural gas prices low throughout the first quarter of 2024. However, high natural gas market spot prices in December 2022 carried over to early January 2023 natural gas sales, which fueled the Partnership’s realized natural gas sales prices in excess of the market average during the first quarter of 2023.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil price differentials increased during the first quarter of 2024, in comparison to the first and fourth quarters of 2023, which reduced the Partnership’s realized oil sales prices.

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

Production expenses for the three months ended March 31, 2024 and 2023 were $4.3 million and $5.5 million, and production expenses per BOE were $24.74 and $21.14, respectively. Production expenses per BOE increased in the three months ended March 31, 2024, in comparison to the same period of 2023, primarily due to an decrease in sold production volumes, which decreases the production base over which fixed costs are spread. The Partnership also experienced an increase in workover activity in the first quarter of 2024 to ensure production from wells is maximized.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2024 and 2023 were $0.7 million (8% of revenue) and $1.3 million (8% of revenue), respectively. Oil production comprised approximately 56% and 68% of the Partnership’s sold production volumes in the three months ended March 31, 2024 and 2023, respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2024 and 2023 were $0.7 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2024 and 2023 was $4.1 million and $5.0 million, respectively, and DD&A per BOE of production was $23.58 and $19.46, respectively.

The increase in DD&A expense per BOE of production for the three months ended March 31, 2024, compared to same period of 2023, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from well performance during 2022 and 2023 as well as changes in the future drill schedule during the Partnership’s December 31, 2023 reserve analysis.

Interest income, net

Interest income, net for the three months ended March 31, 2024 was approximately $5,000 and $104,000.

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as earnings (loss) before (i) interest income, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; and (iv) exploration expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as an alternative to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Partnership’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such term exactly as the Partnership defines such term, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net income (loss)	$(1,113,467)	$3,193,772
Interest income, net	(4,689)	(104,178)
Depreciation, depletion, amortization and accretion	4,114,262	5,020,135
Exploration expenses	-	-
Adjusted EBITDAX	$2,996,106	$8,109,729

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

See further discussion in “Note 6. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership generated approximately $3.3 million and $27.2 million in cash flow from operating activities for the quarter ended March 31, 2024 and the year ended December 31, 2023, respectively. In May 2024, the Partnership entered into a loan agreement with BancFirst that provides for a revolving credit facility for the Partnership to use for future development of oil and natural gas wells on its undrilled acreage in North Dakota. The initial borrowing base is $10 million (see more information in “Subsequent Events” below), and the Partnership has an outstanding balance of approximately $1.5 million at the time of filing of this Form 10-Q.

The Partnership anticipates that cash on-hand, cash flow from operations and availability under its revolving credit facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below.

Although the Partnership anticipates its sources of liquidity to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets.

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

Distributions

For the three months ended March 31, 2024 and 2023, the Partnership paid distributions of $0.320541 and $0.349041 per common unit, or $3.5 million and $3.9 million, respectively.

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

Index

Oil and Natural Gas Properties

The Partnership incurred approximately $0.5 million and $1.3 million in capital expenditures during the three months ended March 31, 2024 and 2023, respectively. The Partnership has 24 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to finish these wells is approximately $2 million. The Partnership anticipates the 24 wells in process will be substantially completed during the second and third quarters of 2024. In addition to the estimated capital expenditures of approximately $2 million to fully fund the 24 wells into which the Partnership most recently elected, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2024 through 2028 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2024. Current estimated capital expenditures could be significantly different from amounts actually invested.

The Partnership expects to fund overhead costs and capital additions related to the drilling and completion of wells primarily from cash on hand, cash generated by its producing wells and/or availability under its revolving credit facility. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well and would be subject to a non-consent penalty.

Subsequent Events

In April 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

On May 2, 2024, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“Loan Agreement”) with BancFirst (the “Lender”), which provides for a revolving credit facility (“Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $20 million, subject to borrowing base restrictions. The Partnership paid one-time commitment and setup fees totaling $100,000 at closing. The Partnership is also subject to an additional fee of 0.50% on any incremental increase to the borrowing base. The Partnership is required to pay an unused facility fee of 0.25% on the unused portion of the Credit Facility, based on borrowings outstanding during a quarter. The maturity date is March 1, 2026.

Under the Loan Agreement, the initial borrowing base is $10 million. The borrowing base is subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two additional times during a 12-month period. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.50%. At closing, the interest rate for the Credit Facility was 9.00%.

At closing, the Partnership borrowed approximately $1.5 million. Any further advances under the Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Credit Facility is secured by a mortgage and first lien position on at least 80% of the Partnership’s producing wells.

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. The financial covenants include a minimum debt service coverage ratio and a minimum current ratio. The Loan Agreement does not restrict the Partnership’s ability to pay limited partner distributions unless the Partnership is in default of its debt service coverage ratio or another event of default has occurred. In addition, the Partnership is not required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production. However, if the Partnership does elect to speculatively trade and hedge future oil and natural gas production, hedged volumes may not exceed 85% of the Partnership’s anticipated future production.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Credit Agreement dated as of May 2, 2024 among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 7, 2024)

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL and contained in Exhibit 101.

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

Date: May 15, 2024