Form 10-Q
period 2024-06-30
ENERGY RESOURCES 12, L.P.
filed 2024-08-14
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$1,374,783	$1,455,619
Accounts receivable and other current assets	4,066,403	4,472,150
Total Current Assets	5,441,186	5,927,769

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $91,789,217 and $83,340,469, respectively	164,357,471	171,101,264
Other assets, net	53,105	-
Total Assets	$169,851,762	$177,029,033

Liabilities
Accounts payable and accrued expenses	$2,805,880	$3,058,704
Total Current Liabilities	2,805,880	3,058,704

Revolving credit facility	2,700,000	-
Asset retirement obligations	747,668	729,315
Total Liabilities	6,253,548	3,788,019

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	163,598,429	173,241,229
General partner's interest	(215)	(215)
Total Partners’ Equity	163,598,214	173,241,014

Total Liabilities and Partners’ Equity	$169,851,762	$177,029,033

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues
Oil	$8,152,941	$9,504,044	15,346,456	22,783,116
Natural gas	203,219	328,637	756,904	1,510,247
Natural gas liquids	729,489	707,154	1,665,049	1,826,533
Total revenue	9,085,649	10,539,835	17,768,409	26,119,896

Operating costs and expenses
Production expenses	4,769,531	4,779,856	9,085,958	10,234,485
Production taxes	873,381	902,562	1,545,922	2,183,068
General and administrative expenses	479,000	477,580	1,176,686	1,212,777
Depreciation, depletion, amortization and accretion	4,350,248	4,057,242	8,464,510	9,077,377
Total operating costs and expenses	10,472,160	10,217,240	20,273,076	22,707,707

Operating income (loss)	(1,386,511)	322,595	(2,504,667)	3,412,189

Interest income (expense), net	(41,053)	121,576	(36,364)	225,754
Total other income (expense), net	(41,053)	121,576	(36,364)	225,754

Net income (loss)	$(1,427,564)	$444,171	$(2,541,031)	$3,637,943

Basic and diluted net income (loss) per common unit	$(0.13)	$0.04	$(0.23)	$0.33

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2022	11,031,579	$202,034,676	$(215)	$202,034,461
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2023	-	3,193,772	-	3,193,772
Balances - March 31, 2023	11,031,579	201,377,975	(215)	201,377,760
Distributions declared and paid to common units ($1.949041 per common unit)	-	(21,501,000)	-	(21,501,000)
Adjustment to state tax withholding for limited partners	-	145	-	145
Net income - three months ended June 30, 2023	-	444,171	-	444,171
Balances - June 30, 2023	11,031,579	$180,321,291	$(215)	$180,321,076

Balances - December 31, 2023	11,031,579	$173,241,229	$(215)	$173,241,014
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Adjustments to state tax withholding for limited partners	-	(29,623)	-	(29,623)
Net loss - three months ended March 31, 2024	-	(1,113,467)	-	(1,113,467)
Balances - March 31, 2024	11,031,579	168,562,066	(215)	168,561,851
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Net loss - three months ended June 30, 2024	-	(1,427,564)	-	(1,427,564)
Balances - June 30, 2024	11,031,579	$163,598,429	$(215)	$163,598,214

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023

Cash flow from operating activities:
Net income (loss)	$(2,541,031)	$3,637,943

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	8,464,510	9,077,377

Changes in operating assets and liabilities:
Accounts receivable and other current assets	498,681	4,851,304
Accounts payable and accrued expenses	(980,604)	311,043

Net cash flow provided by operating activities	5,441,556	17,877,667

Cash flow from investing activities:
Additions to oil and natural gas properties	(1,011,975)	(3,787,548)

Net cash flow used in investing activities	(1,011,975)	(3,787,548)

Cash flow from financing activities:
Cash paid for loan costs	(138,271)	-
Proceeds from revolving credit facility	2,700,000	-
Distributions paid to limited partners	(7,072,146)	(25,351,473)

Net cash flow used in financing activities	(4,510,417)	(25,351,473)

Decrease in cash and cash equivalents	(80,836)	(11,261,354)
Cash and cash equivalents, beginning of period	1,455,619	18,442,414

Cash and cash equivalents, end of period	$1,374,783	$7,181,060

Interest paid	$-	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,118,871	$4,661,617

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2024

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

As of June 30, 2024, the Partnership owned an approximate 5.6% non-operated working interest in 429 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 1% non-operated working interest in 20 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 13 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2023 financial statements included in its 2023 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest may be similarly affected by changes in economic, industry or other conditions. At June 30, 2024 and December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended June 30, 2024, approximately 95% of the Partnership’s total revenue was generated through sales by five of its 13 operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2024 and 2023. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of June 30, 2024, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.6% non-operated working interest in 429 producing wells, and an estimated approximate 1% non-operated working interest in 20 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2024, the Partnership has participated in the drilling of 247 wells, of which 225 have been completed as of June 30, 2024. The Partnership incurred approximately $1.7 million and $6.2 million in capital drilling and completion costs for the six-month periods ended June 30, 2024 and 2023, respectively. The Partnership anticipates approximately $1 million of capital expenditures will be incurred to complete the 20 wells in process as of June 30, 2024. Estimated capital expenditures to complete these 20 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

Note 4. Asset Retirement Obligations

The Partnership records an asset retirement obligation (“ARO”) and capitalizes the asset retirement costs in oil and natural gas properties in the period in which the ARO is incurred based upon the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon wells. After recording these amounts, the ARO is accreted to its future estimated value using an assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis. Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions of these assumptions impact the present value of the existing ARO, a corresponding adjustment is made to the oil and natural gas property balance. The changes in the aggregate ARO are as follows:

	2024	2023
Balance at January 1	$729,315	$695,889
Well additions	2,591	145
Accretion	15,762	14,745
Revisions	-	-
Balance at June 30	$747,668	$710,779

Note 5. Debt

On May 2, 2024, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“Loan Agreement”) with BancFirst (the “Lender”), which provides for a revolving credit facility (“Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $20 million, subject to borrowing base restrictions. The Partnership paid one-time commitment and setup fees totaling $100,000 at closing. Total loan costs were approximately $146,000, which were capitalized and will be amortized through the maturity date. The maturity date is March 1, 2026. The Partnership is also subject to an additional fee of 0.50% on any incremental increase to the borrowing base. The Partnership is required to pay an unused facility fee of 0.25% on the unused portion of the Credit Facility, based on borrowings outstanding during a quarter.

Under the Loan Agreement, the initial borrowing base is $10 million. The borrowing base is subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.50%.

Index

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

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred.

At June 30, 2024, the outstanding balance on the BF Credit Facility was approximately $2.7 million, and the interest rate was 9.00%. The Partnership was in compliance with all covenants as of June 30, 2024. At June 30, 2024, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

For the three and six months ended June 30, 2024, the Partnership paid distributions of $0.320541 and $0.641082 per common unit, or $3.5 million and $7.1 million, respectively. For the three and six months ended June 30, 2023, the Partnership paid distributions of $1.949041 and $2.298082 per common unit, or $21.5 million and $25.4 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and six months ended June 30, 2024 and 2023 was approximately $273,000 and $545,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and six months ended June 30, 2024, approximately $74,000 and $152,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At June 30, 2024, approximately $74,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2023, approximately $64,000 and $106,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership.

Index

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

Note 8. Subsequent Events

In July 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Russian-Ukrainian and Middle Eastern conflicts on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2024, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.6% non-operated working interest in 429 producing wells, an estimated 1% non-operated working interest in 20 wells in various stages of the drilling and completion process and additional possible future development locations.

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

The length and outcome of the military conflict between Ukraine and Russia as well as the continued unrest in the Middle East are highly unpredictable, and further escalation of these conflicts could lead to significant market and other disruptions, such as volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. The short- and long-term impact of these conflicts on the operations and financial condition of the Partnership and the global economy is uncertain.

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2024	2023	Change	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$80.66	$73.56	9.7%	$78.81	$74.77	5.4%
Natural gas (per Mcf)	$2.07	$2.16	-4.2%	$2.11	$2.40	-12.1%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

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

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,					Six Months Ended June 30,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$9,085,649	100.0%	$10,539,835	100.0%	-13.8%	$17,768,409	100.0%	$26,119,896	100.0%	-32.0%
Production expenses	4,769,531	52.5%	4,779,856	45.4%	-0.2%	9,085,958	51.1%	10,234,485	39.2%	-11.2%
Production taxes	873,381	9.6%	902,562	8.6%	-3.2%	1,545,922	8.7%	2,183,068	8.4%	-29.2%
Depreciation, depletion, amortization and accretion	4,350,248	47.9%	4,057,242	38.5%	7.2%	8,464,510	47.6%	9,077,377	34.8%	-6.8%
General and administrative expenses	479,000	5.3%	477,580	4.5%	0.3%	1,176,686	6.6%	1,212,777	4.6%	-3.0%

Sold production (BOE):
Oil	97,659		128,241		-23.8%	199,445		303,460		-34.3%
Natural gas	40,833		43,439		-6.0%	85,185		85,338		-0.2%
Natural gas liquids	35,978		40,228		-10.6%	75,199		81,098		-7.3%
Total	174,470		211,908		-17.7%	359,829		469,896		-23.4%

Average sales price per unit:
Oil (per Bbl)	$80.10		$74.11		8.1%	$76.95		$75.08		2.5%
Natural gas (per Mcf)	0.76		1.26		-39.7%	1.48		2.95		-49.8%
Natural gas liquids (per Bbl)	18.60		17.58		5.8%	22.14		22.52		-1.7%
Combined (per BOE)	52.08		49.74		4.7%	49.38		55.59		-11.2%

Average unit cost per BOE:
Production expenses	27.34		22.56		21.2%	25.25		21.78		15.9%
Production taxes	5.01		4.26		17.6%	4.30		4.65		-7.5%
Depreciation, depletion, amortization and accretion	24.93		19.15		30.2%	23.52		19.32		21.7%

Capital expenditures	$1,170,700		$4,929,295			$1,704,954		$6,247,240

Oil, natural gas and NGL revenues

For the three months ended June 30, 2024, revenues for oil, natural gas and NGL sales were $9.1 million. Revenues for the sale of crude oil were $8.2 million, which resulted in a realized price of $80.10 per barrel. Revenues for the sale of natural gas were $0.2 million, which resulted in a realized price of $0.76 per Mcf. Revenues for the sale of NGLs were approximately $0.7 million, which resulted in a realized price of $18.60 per BOE of production. For the three months ended June 30, 2023, revenues for oil, natural gas and NGL sales were $10.5 million. Revenues for the sale of crude oil were $9.5 million, which resulted in a realized price of $74.11 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $1.26 per Mcf. Revenues for the sale of NGLs were approximately $0.7 million, which resulted in a realized price of $17.58 per BOE of production.

Index

For the six months ended June 30, 2024, revenues for oil, natural gas and NGL sales were $17.8 million. Revenues for the sale of crude oil were $15.3 million, which resulted in a realized price of $76.95 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $1.48 per Mcf. Revenues for the sale of NGLs were approximately $1.7 million, which resulted in a realized price of $22.14 per BOE of production. For the six months ended June 30, 2023, revenues for oil, natural gas and NGL sales were $26.1 million. Revenues for the sale of crude oil were $22.8 million, which resulted in a realized price of $75.08 per barrel. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $2.95 per Mcf. Revenues for the sale of NGLs were approximately $1.8 million, which resulted in a realized price of $22.52 per BOE of production.

The Partnership’s results for the three and six months ended June 30, 2024 were negatively impacted by (1) natural decline of wells as they age, and (2) adverse weather conditions in North Dakota for a multi-day stretch in mid-January that led to suspended production throughout the Bakken. The Partnership completed four (4) new wells during June 2024, and these wells are anticipated to have a material impact to total sold production volumes in the third quarter of 2024. Sold production for the Sanish Field Assets was approximately 1,900 BOE per day and 2,000 BOE per day for the three and six months ended June 30, 2024. Conversely, the Partnership’s results for the three and six months ended June 30, 2023 were positively impacted by the completion of 15 new wells that were turned to sales during the fourth quarter of 2022 through the second quarter of 2023. The completion of these new wells provided an increase to second quarter and year-to-date 2023 production, with sold production for the Bakken Assets approximating 2,300 BOE per day and 2,600 BOE per day for the three and six months ended June 30, 2023.

The Partnership’s results for the three and six months ended June 30, 2024 were positively impacted by higher realized sales prices for oil (see Differentials below), but continued high inventories and lower demand stemming from warmer winter weather conditions across the country have kept natural gas prices low throughout the first half of 2024.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil price differentials were higher during the first half of 2024, in comparison to the first half of 2023, which reduced the Partnership’s realized oil sales prices.

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

Production expenses for the three months ended June 30, 2024 and 2023 were $4.8 million in both periods, and production expenses per BOE were $27.34 and $22.56, respectively. Production expenses for the six months ended June 30, 2024 and 2023 were $9.1 million and $10.2 million, and production expenses per BOE were $25.25 and $21.78, respectively. Production expenses per BOE increased in the first half of 2024, in comparison to the same period of 2023, primarily due to a decrease in sold production volumes, which decreases the production base over which fixed costs are spread. The Partnership also did experience an increase in workover activity in the first half of 2024 to ensure production from wells is maximized.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2024 and 2023 were $0.9 million (10% of revenue) and $0.9 million (9% of revenue), respectively. Production taxes for the six months ended June 30, 2024 and 2023 were $1.5 million (9% of revenue) and $2.2 million (8% of revenue), respectively. Oil production comprised approximately 56% and 55% of the Partnership’s sold production volumes in the three and six months ended June 30, 2024, respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2024 and 2023 were $0.5 million in both periods. General and administrative costs for the six months ended June 30, 2024 and 2023 were $1.2 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2024 and 2023 was $4.4 million and $4.1 million, respectively, and DD&A per BOE of production was $24.93 and $19.15, respectively. The Partnership’s DD&A for the six months ended June 30, 2024 and 2023 was $8.5 million and $9.1 million, respectively, and DD&A per BOE of production was $23.52 and $19.32, respectively.

The increase in DD&A expense per BOE of production for the three and six months ended June 30, 2024, compared to same periods of 2023, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from well performance during 2023 and 2024 during the Partnership’s December 31, 2023 and June 30, 2024 reserve analyses.

Interest income (expense), net

Interest expense, net for the three and six months ended June 30, 2024 was approximately $41,000 and $36,000. Interest income, net for the three and six months ended June 30, 2023 was approximately $122,000 and $226,000. The primary component of interest expense in 2024 was interest expense on the Partnership’s Credit Facility.

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

Index

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net income (loss)	$(1,427,564)	$444,171	$(2,541,031)	$3,637,943
Interest (income) expense, net	41,053	(121,576)	36,364	(225,754)
Depreciation, depletion, amortization and accretion	4,350,248	4,057,242	8,464,510	9,077,377
Exploration expenses	-	-	-	-
Adjusted EBITDAX	$2,963,737	$4,379,837	$5,959,843	$12,489,566

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership generated approximately $5.4 million and $27.2 million in cash flow from operating activities for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. In May 2024, the Partnership entered into a loan agreement with BancFirst that provides for a revolving credit facility for the Partnership to use for future development of oil and natural gas wells on its undrilled acreage in North Dakota. The initial borrowing base is $10 million (see more information in “Subsequent Events” below), and the Partnership has an outstanding balance of approximately $4.0 million at the time of filing of this Form 10-Q.

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

Under the agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (as defined in “Note 6. Capital Contribution and Partners’ Equity” in Part 1, Item 1 of this Form 10-Q).

Index

Distributions

For the three and six months ended June 30, 2024, the Partnership paid distributions of $0.320541 and $0.641082 per common unit, or $3.5 million and $7.1 million, respectively. For the three and six months ended June 30, 2023, the Partnership paid distributions of $1.949041 and $2.298082 per common unit, or $21.5 million and $25.4 million, respectively.

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. While the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on its credit facility and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current distribution rate. If distributions are not paid or are reduced, the difference to the current distribution rate per common unit will be deferred and is required to be paid before final Payout occurs.

Oil and Natural Gas Properties

The Partnership incurred approximately $1.7 million and $6.2 million in capital expenditures during the six months ended June 30, 2024 and 2023, respectively. The Partnership has 20 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to finish these wells is approximately $1 million. The Partnership anticipates the 20 wells in process will be substantially completed during the second half of 2024. In addition to the estimated capital expenditures of approximately $1 million to fully fund the 20 wells into which the Partnership most recently elected, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2024 through 2028 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

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

Subsequent Events

In July 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL and contained in Exhibit 101.

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

Date: August 14, 2024