Form 10-Q
period 2024-09-30
ENERGY RESOURCES 12, L.P.
filed 2024-11-13
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Cash and cash equivalents	$1,113,971	$1,455,619
Accounts receivable and other current assets	6,212,970	4,472,150
Total Current Assets	7,326,941	5,927,769

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $96,994,167 and $83,340,469, respectively	159,957,522	171,101,264
Other assets, net	33,191	-
Total Assets	$167,317,654	$177,029,033

Liabilities
Accounts payable and accrued expenses	$2,680,962	$3,058,704
Total Current Liabilities	2,680,962	3,058,704

Revolving credit facility	4,600,000	-
Asset retirement obligations	756,909	729,315
Total Liabilities	8,037,871	3,788,019

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	159,279,998	173,241,229
General partner's interest	(215)	(215)
Total Partners’ Equity	159,279,783	173,241,014

Total Liabilities and Partners’ Equity	$167,317,654	$177,029,033

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues
Oil	$8,992,141	$10,658,915	24,338,597	33,442,031
Natural gas	335,444	664,351	1,092,348	2,174,598
Natural gas liquids	903,465	842,740	2,568,514	2,669,273
Total revenue	10,231,050	12,166,006	27,999,459	38,285,902

Operating costs and expenses
Production expenses	4,468,955	5,445,066	13,554,913	15,679,551
Production taxes	730,560	1,052,564	2,276,482	3,235,632
General and administrative expenses	496,225	531,401	1,672,911	1,744,178
Depreciation, depletion, amortization and accretion	5,213,055	4,578,247	13,677,565	13,655,624
Total operating costs and expenses	10,908,795	11,607,278	31,181,871	34,314,985

Operating income (loss)	(677,745)	558,728	(3,182,412)	3,970,917

Interest income (expense), net	(104,612)	21,516	(140,976)	247,270
Total other income (expense), net	(104,612)	21,516	(140,976)	247,270

Net income (loss)	$(782,357)	$580,244	$(3,323,388)	$4,218,187

Basic and diluted net income (loss) per common unit	$(0.07)	$0.05	$(0.30)	$0.38

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2022	11,031,579	$202,034,676	$(215)	$202,034,461
Distributions declared and paid to common units ($0.349041 per common unit)	-	(3,850,473)	-	(3,850,473)
Net income - three months ended March 31, 2023	-	3,193,772	-	3,193,772
Balances - March 31, 2023	11,031,579	201,377,975	(215)	201,377,760
Distributions declared and paid to common units ($1.949041 per common unit)	-	(21,501,000)	-	(21,501,000)
Adjustment to state tax withholding for limited partners	-	145	-	145
Net income - three months ended June 30, 2023	-	444,171	-	444,171
Balances - June 30, 2023	11,031,579	180,321,291	(215)	180,321,076
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,074)	-	(3,536,074)
Net income - three months ended September 30, 2023	-	580,244	-	580,244
Balances - September 30, 2023	11,031,579	$177,365,461	$(215)	$177,365,246

Balances - December 31, 2023	11,031,579	$173,241,229	$(215)	$173,241,014
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Adjustments to state tax withholding for limited partners	-	(29,623)	-	(29,623)
Net loss - three months ended March 31, 2024	-	(1,113,467)	-	(1,113,467)
Balances - March 31, 2024	11,031,579	168,562,066	(215)	168,561,851
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Net loss - three months ended June 30, 2024	-	(1,427,564)	-	(1,427,564)
Balances - June 30, 2024	11,031,579	163,598,429	(215)	163,598,214
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,074)	-	(3,536,074)
Net loss - three months ended September 30, 2024	-	(782,357)	-	(782,357)
Balances - September 30, 2024	11,031,579	$159,279,998	$(215)	$159,279,783

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023

Cash flow from operating activities:
Net income (loss)	$(3,323,388)	$4,218,187

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	13,677,565	13,655,624

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,627,972)	3,515,485
Accounts payable and accrued expenses	(695,898)	263,986

Net cash flow provided by operating activities	8,030,307	21,653,282

Cash flow from investing activities:
Additions to oil and natural gas properties	(2,217,695)	(7,811,549)

Net cash flow used in investing activities	(2,217,695)	(7,811,549)

Cash flow from financing activities:
Cash paid for loan costs	(146,040)	-
Proceeds from revolving credit facility	4,600,000	-
Distributions paid to limited partners	(10,608,220)	(28,887,547)

Net cash flow used in financing activities	(6,154,260)	(28,887,547)

Decrease in cash and cash equivalents	(341,648)	(15,045,814)
Cash and cash equivalents, beginning of period	1,455,619	18,442,414

Cash and cash equivalents, end of period	$1,113,971	$3,396,600

Interest paid	$76,008	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$717,017	$3,452,324

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

September 30, 2024

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

As of September 30, 2024, the Partnership owned an approximate 5% non-operated working interest in 445 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 1% non-operated working interest in 4 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by 13 third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2023 financial statements included in its 2023 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2024.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest may be similarly affected by changes in economic, industry or other conditions. At September 30, 2024 and December 31, 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended September 30, 2024, approximately 93% of the Partnership’s total revenue was generated through sales by four of its 13 operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Index

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2024 and 2023. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of September 30, 2024, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 445 producing wells, and an estimated approximate 1% non-operated working interest in 4 wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to September 30, 2024, the Partnership has participated in the drilling of 247 wells, of which 241 have been completed as of September 30, 2024. The Partnership incurred approximately $2.5 million and $9.1 million in capital drilling and completion costs for the nine-month periods ended September 30, 2024 and 2023, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the 4 wells in process as of September 30, 2024. Estimated capital expenditures to complete these 4 wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

	2024	2023
Balance at January 1	$729,315	$695,889
Well additions	3,726	3,415
Accretion	23,868	22,293
Revisions	-	-
Balance at September 30	$756,909	$721,597

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

Under the Loan Agreement, the initial, and current, borrowing base is $10 million. The borrowing base is subject to redetermination semi-annually, on March 1 and September 1, based upon the Lender’s analysis of the Partnership’s proven oil and natural gas reserves. The Lender is also permitted to cause the borrowing base to be redetermined up to two times during a 12-month period. Outstanding borrowings under the Credit Facility cannot exceed the lesser of the borrowing base or the Maximum Credit Amount at any time. The interest rate is equal to the Wall Street Journal Prime Rate plus 0.50%, with a floor of 4.50%.

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

At September 30, 2024, the outstanding balance on the BF Credit Facility was approximately $4.6 million, and the interest rate was 8.50%. The Partnership was in compliance with all covenants as of September 30, 2024. At September 30, 2024, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

For the three and nine months ended September 30, 2024, the Partnership paid distributions of $0.320541 and $0.961623 per common unit, or $3.5 million and $10.6 million, respectively. For the three and nine months ended September 30, 2023, the Partnership paid distributions of $0.320541 and $2.618623 per common unit, or $3.5 million and $28.9 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been or will be paid to the General Partner for the three and nine months ended September 30, 2024 and 2023 was approximately $273,000 and $818,000, respectively, and is included in General and administrative expenses on the consolidated statements of operations. At September 30, 2024, the management fee of approximately $273,000 for the third quarter of 2024 is included in Accounts payable and accrued expenses in the consolidated balance sheets.

For the three and nine months ended September 30, 2024, approximately $74,000 and $227,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2024, approximately $74,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2023, approximately $68,000 and $174,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership.

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

Note 8. Subsequent Events

In October 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of September 30, 2024, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 445 producing wells, an estimated 1% non-operated working interest in 4 wells in various stages of the drilling and completion process and additional possible future development locations.

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

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2024	2023	Change	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$75.27	$82.22	-8.5%	$77.61	$77.28	0.4%
Natural gas (per Mcf)	$2.11	$2.59	-18.5%	$2.11	$2.46	-14.2%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Index

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. If commodity prices significantly drop and remain low, the Partnership will see a reduction in available capital for the development of its undrilled wellsites. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$10,231,050	100.0%	$12,166,006	100.0%	-15.9%	$27,999,459	100.0%	$38,285,902	100.0%	-26.9%
Production expenses	4,468,955	43.7%	5,445,066	44.8%	-17.9%	13,554,913	48.4%	15,679,551	41.0%	-13.6%
Production taxes	730,560	7.1%	1,052,564	8.7%	-30.6%	2,276,482	8.1%	3,235,632	8.5%	-29.6%
Depreciation, depletion, amortization and accretion	5,213,055	51.0%	4,578,247	37.6%	13.9%	13,677,565	48.8%	13,655,624	35.7%	0.2%
General and administrative expenses	496,225	4.9%	531,401	4.4%	-6.6%	1,672,911	6.0%	1,744,178	4.6%	-4.1%

Sold production (BOE):
Oil	120,378		130,562		-7.8%	319,824		434,022		-26.3%
Natural gas	49,381		51,557		-4.2%	134,564		136,895		-1.7%
Natural gas liquids	45,021		45,310		-0.6%	120,221		126,409		-4.9%
Total	214,780		227,429		-5.6%	574,609		697,326		-17.6%

Average sales price per unit:
Oil (per Bbl)	$74.70		$81.64		-8.5%	$76.10		$77.05		-1.2%
Natural gas (per Mcf)	1.13		2.15		-47.4%	1.35		2.65		-49.1%
Natural gas liquids (per Bbl)	20.07		18.60		7.9%	21.36		21.12		1.1%
Combined (per BOE)	47.64		53.49		-10.9%	48.73		54.90		-11.2%

Average unit cost per BOE:
Production expenses	20.81		23.94		-13.1%	23.59		22.49		4.9%
Production taxes	3.40		4.63		-26.6%	3.96		4.64		-14.7%
Depreciation, depletion, amortization and accretion	24.27		20.13		20.6%	23.80		19.58		21.6%

Capital expenditures	$803,866		$2,814,709			$2,506,230		$9,061,949

Oil, natural gas and NGL revenues

For the three months ended September 30, 2024, revenues for oil, natural gas and NGL sales were $10.2 million. Revenues for the sale of crude oil were $9.0 million, which resulted in a realized price of $74.70 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $1.13 per Mcf. Revenues for the sale of NGLs were approximately $0.9 million, which resulted in a realized price of $20.07 per BOE of production. For the three months ended September 30, 2023, revenues for oil, natural gas and NGL sales were $12.2 million. Revenues for the sale of crude oil were $10.7 million, which resulted in a realized price of $81.64 per barrel. Revenues for the sale of natural gas were $0.7 million, which resulted in a realized price of $2.15 per Mcf. Revenues for the sale of NGLs were approximately $0.8 million, which resulted in a realized price of $18.60 per BOE of production.

Index

For the nine months ended September 30, 2024, revenues for oil, natural gas and NGL sales were $28.0 million. Revenues for the sale of crude oil were $24.3 million, which resulted in a realized price of $76.10 per barrel. Revenues for the sale of natural gas were $1.1 million, which resulted in a realized price of $1.35 per Mcf. Revenues for the sale of NGLs were approximately $2.6 million, which resulted in a realized price of $21.36 per BOE of production. For the nine months ended September 30, 2023, revenues for oil, natural gas and NGL sales were $38.3 million. Revenues for the sale of crude oil were $33.4 million, which resulted in a realized price of $77.05 per barrel. Revenues for the sale of natural gas were $2.2 million, which resulted in a realized price of $2.65 per Mcf. Revenues for the sale of NGLs were approximately $2.7 million, which resulted in a realized price of $21.12 per BOE of production.

The Partnership’s operating results have been positively impacted by 20 new wells being turned to production during the second and third quarters of 2024. These wells boosted sold production to approximately 2,300 BOE per day for the three months ended September 30, 2024, an increase of over 20% from the second quarter of 2024. Sold production for the nine months ended September 30, 2024 was approximately 2,100 BOE per day. The completion of these wells during the summer of 2024 has helped to offset the ongoing impacts of adverse weather conditions in North Dakota during a multi-day stretch in mid-January that has led to suspended production throughout the Bakken during 2024. The Partnership’s results for the three and nine months ended September 30, 2023 were also positively impacted by the completion of 27 new wells that were turned to sales during the fourth quarter of 2022 through the third quarter of 2023. Sold production for the Bakken Assets was approximately 2,400 BOE per day and 2,600 BOE per day for the three and nine months ended September 30, 2023.

In conjunction with commodity market pricing, the Partnership’s results for the three and nine months ended September 30, 2024 were negatively impacted by lower market commodity prices as well as reduced realized sales prices for oil (see Differentials below), when compared to the same periods of 2023. In addition, continued high inventories have kept natural gas prices low throughout 2024.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil price differentials were approximately $1 per barrel of oil higher during the three- and nine-month periods ended September 30, 2024, in comparison to the same periods of 2023, which reduced the Partnership’s realized oil sales prices.

The Dakota Access Pipeline is a significant pipeline that transports oil and natural gas from North Dakota fields. Its use by operators in the region is currently in ongoing litigation. If use of the Dakota Access Pipeline or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

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

Production expenses for the three months ended September 30, 2024 and 2023 were $4.5 million and $5.4 million, and production expenses per BOE were $20.81 and $23.94, respectively. Production expenses for the nine months ended September 30, 2024 and 2023 were $13.6 million and $15.7 million, and production expenses per BOE were $23.59 and $22.49, respectively.

The Partnership’s lease operating expenses have been lower during 2024, and due to lower sold production of natural gas and NGLs, compared to 2023, marketing and selling costs have also decreased in 2024. Lower expenses coupled with improved sold production volumes from recently-completed wells resulted in lower production expenses per BOE for the three months ended September 30, 2024. However, for the nine months ended September 30, 2024, production expenses per BOE increased, in comparison to the same period of 2023, primarily due to higher year-to-date workover expenses and overall lower sold production volumes, which decreases the production base over which fixed costs are spread.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2024 and 2023 were $0.7 million (7% of revenue) and $1.1 million (9% of revenue), respectively. Production taxes for the nine months ended September 30, 2024 and 2023 were $2.3 million (8% of revenue) and $3.2 million (9% of revenue), respectively. Oil production comprised approximately 56% of the Partnership’s sold production volumes in both the three and nine months ended September 30, 2024, respectively, compared to 57% and 62% in the three and nine months ended September 30, 2023, respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended September 30, 2024 and 2023 were $0.5 million in both periods. General and administrative costs for the nine months ended September 30, 2024 and 2023 were $1.7 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended September 30, 2024 and 2023 was $5.2 million and $4.6 million, respectively, and DD&A per BOE of production was $24.27 and $20.13, respectively. The Partnership’s DD&A for the nine months ended September 30, 2024 and 2023 was $13.7 million in both periods, and DD&A per BOE of production was $23.80 and $19.58, respectively.

The increase in DD&A expense per BOE of production for the three and nine months ended September 30, 2024, compared to same periods of 2023, is primarily due to a reduction of the Partnership’s estimated proved developed and undeveloped reserves resulting from well performance during 2023 and 2024 during the Partnership’s December 31, 2023 and June 30, 2024 reserve analyses.

Interest income (expense), net

Interest expense, net for the three and nine months ended September 30, 2024 was approximately $105,000 and $141,000. Interest income, net for the three and nine months ended September 30, 2023 was approximately $22,000 and $247,000. The primary component of interest expense in 2024 was interest expense on the Partnership’s Credit Facility.

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

Index

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net income (loss)	$(782,357)	$580,244	$(3,323,388)	$4,218,187
Interest (income) expense, net	104,612	(21,516)	140,976	(247,270)
Depreciation, depletion, amortization and accretion	5,213,055	4,578,247	13,677,565	13,655,624
Exploration expenses	-	-	-	-
Adjusted EBITDAX	$4,535,310	$5,136,975	$10,495,153	$17,626,541

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Historically, the Partnership’s principal sources of liquidity have been cash on-hand and the cash flow generated from the properties the Partnership owns. The Partnership generated approximately $8.0 million and $27.2 million in cash flow from operating activities for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. In May 2024, the Partnership entered into a loan agreement with BancFirst that provides for a revolving credit facility for the Partnership to use for future development of oil and natural gas wells on its undrilled acreage in North Dakota. The initial borrowing base is $10 million (see more information in “Subsequent Events” below), and the Partnership has an outstanding balance of approximately $4.6 million at the time of filing of this Form 10-Q.

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

Index

Distributions

For the three and nine months ended September 30, 2024, the Partnership paid distributions of $0.320541 and $0.961623 per common unit, or $3.5 million and $10.6 million, respectively. For the three and nine months ended September 30, 2023, the Partnership paid distributions of $0.320541 and $2.618623 per common unit, or $3.5 million and $28.9 million, respectively.

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

Oil and Natural Gas Properties

The Partnership incurred approximately $2.5 million and $9.1 million in capital expenditures during the nine months ended September 30, 2024 and 2023, respectively. The Partnership has 4 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to finish these wells is less than $1 million. The Partnership anticipates the 4 wells in process will be substantially completed during the fourth quarter of 2024. In addition to the estimated capital expenditures to fully fund the recently completed and in-process wells, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $35 million in drilling capital expenditures from 2024 through 2028 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2024 and 2025. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In October 2024, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL and contained in Exhibit 101.

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

Date: November 13, 2024