Form 10-K
period 2024-12-31
ENERGY RESOURCES 12, L.P.
filed 2025-03-26
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

There is no established public market for the registrant’s outstanding limited partnership interests. The aggregate market value of the registrant’s limited partnership interests held by non-affiliates of the registrant as of June 30, 2024 was $0.

As of March 26, 2025, the Partnership had 11,031,579 common units outstanding.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Russian-Ukrainian and Middle Eastern conflicts on the global energy markets;
●	intentions of the Partnership’s operators with regard to their drilling programs;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future capital expenditures;
●	estimated future distributions;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” and the following:

●	that the Partnership’s development of its oil and natural gas properties may not be successful or that its operations on such properties may not be successful;
●	general economic, market, or business conditions;
●	changes in laws or regulations;
●	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;
●	the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;
●	current credit market conditions and the Partnership’s ability to obtain long-term financing for its property acquisitions and drilling activities in a timely manner and on terms that are consistent with what the Partnership projects when it invests in a property;
●	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and
●	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of its production will not be effective.

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

As of December 31, 2024, the Partnership owned an approximate 5.4% non-operated working interest in 447 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”).

Business Objective

The Partnership’s primary investment objectives are to (i) acquire producing and non-producing oil and natural gas properties with development potential to be operated by third-party operators on-shore in the United States, and to enhance the value of the properties through drilling and other development activities, (ii) make distributions to the holders of the common units, (iii) engage in a liquidity transaction after five to seven years, in which all properties are sold and the sales proceeds are distributed to the partners, merge with another entity, or list the common units on a national securities exchange, and (iv) permit holders of common units to invest in oil and natural gas properties in a tax efficient basis. The proceeds from the sale of the common units primarily have been used to acquire the Bakken Assets and to develop these assets.

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

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2024, the Partnership has participated in the drilling of 249 wells, of which 244 have been completed at December 31, 2024. The Partnership has incurred a total of approximately $82.5 million in capital drilling and completion costs to develop these 249 wells through December 31, 2024. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the 3 wells in process at December 31, 2024.

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

The length and outcome of the military conflict between Ukraine and Russia as well as continued unrest in the Middle East are highly unpredictable, and further escalation of these conflicts could lead to significant market and other disruptions, such as volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. The short- and long-term impact of these conflicts on the operations and financial condition of the Partnership and the global economy is uncertain.

Consistent with non-operators of well interests within the industry, the Partnership engages in oil and natural gas well development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include the Partnership’s acreage. The Partnership relies on its operators to propose, permit and initiate the drilling of wells. The Partnership assesses each drilling opportunity on a case-by-case basis and participates in wells that expect to meet a desired return based upon estimates of recoverable oil and natural gas, expected oil and natural gas prices, expertise of the operator, and completed well cost from each project, as well as other factors.

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

	Year Ended December 31,		Percent
	2024	2023	Change

Sold production (BOE):
Oil	421,815	549,241	-23.2%
Natural gas	176,373	182,084	-3.1%
Natural gas liquids	156,667	168,906	-7.2%
Total	754,855	900,231	-16.1%

Average sales price per unit:
Oil (per Bbl)	$74.02	$77.13	-4.0%
Natural gas (per Mcf)	1.45	2.52	-42.5%
Natural gas liquids (per Bbl)	21.45	20.80	3.1%
Combined (per BOE)	47.85	54.02	-11.4%

Average unit cost per BOE:
Production costs
Production expenses	23.41	22.66	3.3%
Production taxes	3.87	4.57	-15.3%
Total production costs	27.28	27.23	0.2%
Depreciation, depletion, amortization and accretion	23.61	20.29	16.3%

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

See further discussion in Note 6. Related Parties in Part II, Item 8 of this Form 10-K.

Partners’ Equity and Distributions

The Partnership completed its best-efforts offering of common units on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million. David Lerner Associates, Inc. was the dealer manager for the Partnership’s best-efforts offering (the “Dealer Manager”). Under the agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager also has Dealer Manager Incentive Fees (defined below), where the Dealer Manager could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering based on the performance of the Partnership. Based on the common units sold in the offering, the Dealer Manager Incentive Fees are a maximum of approximately $8.7 million, subject to Payout (defined below).

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Dealer Manager, until Payout occurs.

Index

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. As described in Income Tax in Note 2. Summary of Significant Accounting Policies in Part II, Item 8 of this Form 10-K, in May 2023 and April 2024, the Partnership paid total withholding taxes of approximately $0.09 per common unit to the state of North Dakota on behalf of its limited partners related to tax years 2021, 2022 and 2023. These withholding tax payments, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, have reduced the Net Investment Amount described above by an approximate total of $1.69 per common unit.

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

●	First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Dealer Manager, the “Dealer Manager Incentive Fees”, 30%, until such time as the Dealer Manager receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.
●	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million. For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2024:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
Proved Reserves (1)	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
PDP Properties	2,835	5,437	865	4,606	$44,464
PUD Properties	3,238	2,274	439	4,056	36,384
Total Proved Reserves	6,073	7,711	1,304	8,662	$80,848

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

The Partnership’s proved reserves as of December 31, 2024 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $75.33 per barrel of oil, $1.43 per MMcf of natural gas and $0.49 per barrel of NGL. See “Note 8 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

(2)	The standardized measure of discounted future net cash flows represents the estimated future net revenue, discounted at a rate of 10% per annum, after income taxes and with no price or cost escalation, in accordance with Accounting Standards Codification Topic 932 – Extractive Activities – Oil and natural gas. Because the Partnership was formed as a limited partnership, the Partnership is not subject to federal taxes in the calculation of the standardized measure. In addition, there are no entity level or gross receipts taxes in North Dakota, where all Partnership wells are located, that would give rise to an additional state tax provision.

Index

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2024 were below the 2024 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Proved Undeveloped Reserves (PUD)

At December 31, 2024, the Partnership had PUDs of approximately 4,056 BOE, or approximately 47% of total proved reserves. The following table reflects the changes in PUDs during 2024:

BOE
Proved undeveloped reserves, December 31, 2023	3,322,029
Revisions of previous estimates (1)	1,266,821
Extensions, discoveries and other additions	-
Conversion to proved developed reserves (2)	(532,465)
Proved undeveloped reserves, December 31, 2024	4,056,385

(1)	The annual review of the PUDs resulted in a positive revision of approximately 1,267 MBOE. This revision was the result of 1,177 MBOE of positive adjustments attributable to changes in the future drill schedule and 90 MBOE of positive adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2024 to December 31, 2023.

(2)	The Partnership completed 26 new wells during 2024; therefore, the Partnership converted these 26 wells to proved developed reserves during 2024, which resulted in a downward adjustment to PUDs of 532 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2024 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and natural gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2024 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

Index

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2024:

	December 31, 2024
	Gross	Net
Oil wells:
Williston Basin, North Dakota	449	24.6

Of the total well count for 2024, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2024, the Partnership had 447 wells producing or capable of production and two shut-in wells. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2024, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to developed properties		Acreage allocated to undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	7,037	2,950	1,489	624	8,526	3,574

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

Delivery Commitments

As of December 31, 2024, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

The Partnership’s properties are operated by third-party operators, who market and sell the Partnership’s production of oil, natural gas and natural gas liquids on behalf of the Partnership (and other fractional working interest owners).

Title to Properties

As is customary in the Partnership’s industry, a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, was made at the time the Partnership acquired its properties. The Partnership believes that its title to all of the various interests set forth above is satisfactory and consistent with the standards generally accepted in the oil and natural gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in the Partnership’s operations. The interests owned by the Partnership may be subject to one or more royalty, overriding royalty, or other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and natural gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in the Partnership’s operations.

Insurance

Since the Partnership is not the operator of any of its properties, the Partnership primarily relies on the insurance of the operator(s) of its properties, of which the Partnership’s share of the cost is allocated back to the Partnership through the joint operating agreement. The Partnership’s operators have insurance policies that include coverage for general liability (includes sudden and accidental pollution), physical damage to its oil and natural gas properties, control of well, auto liability, marine liability, worker’s compensation and employer’s liability, among other things.

The Partnership re-evaluates the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that the Partnership will be able to maintain insurance in the future at rates that the Partnership considers reasonable and the Partnership may elect to self-insure or maintain only catastrophic coverage for certain risks in the future.

Competition

The oil and natural gas industry is highly competitive. The Partnership will encounter strong competition from independent oil and natural gas companies, master limited partnerships and from major oil and natural gas companies in contracting for drilling equipment and arranging the services of trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than the Partnership’s.

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, in May 2024, the EPA published a final rule designating perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), both forms of prevalent manufactured chemicals known as per- and polyfluoroalkyl substances (“PFAS”), as CERCLA hazardous substances. The rulemaking requires entities to report to regulators releases of PFOA or PFOS above reportable quantities, and imposes new cleanup obligations for these chemicals.

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

Clean Water Act

The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of produced water and other oil and natural gas wastes, into state waters and waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for noncompliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, the Partnership may be liable for penalties and cleanup and response costs. The federal Clean Water Act only regulates surface waters. However, most of the state analogs to the Clean Water Act also regulate discharges which impact groundwater.

In 2018, the EPA commenced a management study of oil and natural gas extraction wastewater from both conventional extraction and unconventional extraction such as hydraulic fracturing. The purpose of this study is to understand if support exists for new regulations that would allow for a broader discharge of oil and natural gas extraction wastewater directly to surface waters under the Clean Water Act’s National Pollutant Discharge Elimination System, in addition to the primary existing disposal methods of underground injection or discharge to centralized wastewater treatment facilities. The EPA produced a report of its findings in May 2020, which did not announce any new regulatory requirements regarding oil and natural gas extraction wastewater.

In April 2020, the EPA and the U.S. Army Corps issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, in December 2022, the EPA and the U.S. Army Corps finalized a rule that in practice restored the old definition. This December 2022 rule was challenged by states and industry groups, and in May 2023, in a case called Sackett v. U.S. Environmental Protection Agency, the United States Supreme Court adopted a narrow test for wetlands covered by the Clean Water Act. In response to this decision, the EPA and the U.S. Army Corps issued a revised definition of “waters of the United States” that was meant to be consistent with the Supreme Court’s ruling. This revised definition, however, has been subject to legal challenges by states, industry groups and individual landowners. In June 2024, a federal district court upheld the U.S. Army Corps’ revised decision, but other legal challenges remain ongoing. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

Safe Drinking Water Act and Hydraulic Fracturing

Many of the properties the Partnership owns will require additional drilling operations to fully develop the reserves attributable to the properties. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing activities are typically regulated by state oil and natural gas commissions but not at the federal level, as the federal Safe Drinking Water Act expressly excludes regulation of these fracturing activities (except for fracturing activities involving the use of diesel).

Index

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

If new laws or regulations imposing significant restrictions or conditions on hydraulic fracturing activities are adopted in areas where the Partnership owns properties that require additional drilling, the Partnership could incur substantial compliance costs and such requirements could adversely delay or restrict its ability to conduct fracturing activities on its assets. In December 2017, the Bureau of Land Management (“BLM”) rescinded its own rule from 2015 that would have required oil and natural gas companies to seek approval from BLM before conducting hydraulic fracturing operations on public lands and for companies to disclose the chemicals used in fracking fluid.

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

Index

In December 2023, the EPA announced a final rule to reduce methane and VOC emissions from the oil and natural gas sector. The rule consists of NSPS for methane and VOCs emissions from new sources and emissions guidelines for states to follow in developing implementation plans that will cover existing sources. Any “new” sources (those constructed, modified or reconstructed after December 6, 2022) will need to comply with the 2023 NSPS. Any “existing” sources (those constructed before December 6, 2022) will be subject to the standards promulgated pursuant to the state implementation plans. States have two years from the rule’s effective date to submit implementation plans to the EPA, and companies have three years from this submission date to comply.

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

On November 18, 2016, the BLM published a final rule that was intended to reduce waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on onshore Federal and Indian leases. BLM’s rule was challenged and struck down in federal court in 2020. In April 2024, the BLM issued a new final rule that limits monthly royalty-free natural gas flaring at wells on federal and tribal lands and strengthens requirements to mitigate waste from these wells, including through the implementation of a leak detection and repair program. Several states brought legal challenges to the new final rule. In September 2024, a federal court issued a preliminary injunction blocking enforcement of the rule in the plaintiff states of North Dakota, Texas, Montana, Wyoming, and Utah, and the litigation remains ongoing. BLM is enforcing the new final rule in states that are not covered by the court order.

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

The first Trump administration EPA issued regulations that significantly changed how a NEPA analysis is conducted. Key changes included eliminating cumulative impact analysis, revising the definition of effects, narrowing what actions are subject to NEPA review, and allowing project proponents a greater role in the environmental review of their own projects. In April 2022, the Biden administration finalized Phase 1 of a planned two-part NEPA rulemaking effort. The Phase 1 rule reversed most of the rollbacks introduced through the previous Trump-era regulations. It provides agencies with more flexibility to define the purpose and need of a proposed action, and to work with project proponents and communities to mitigate environmental harm by analyzing alternative designs and approaches; establishes NEPA procedures as a floor rather than a ceiling; restoring the ability of federal agencies to tailor their NEPA procedures to meet agency-specific needs; and restores and clarifies the definitions of direct, indirect, and cumulative effects to include environmental impacts related to climate change and environmental justice. In May 2024, the Biden administration finalized the Phase 2 rule. This rule accelerates the deployment of clean energy projects by potentially exempting them from the requirement of issuing environmental impact statements; require agencies to consider climate change effects and mitigative alternatives, including, where feasible, quantifying GHG emissions; require agencies to consider environmental justice issues such as reducing disproportionate effects on communities; and remove onerous content-requirements on public comments to proposed projects.

Index

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

The EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries including onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities. In May 2024, the EPA issued a final rule to strengthen, expand and update methane emissions reporting requirements for petroleum and natural gas systems under the GHG emissions reporting program. The final rule includes changes to reporting obligations that may involve expanded emissions monitoring and reporting requirements and changes to emissions calculation methodologies.

The Biden administration declared efforts to manage and control climate change a priority, evidenced by the immediate re-commitment of the United States to the Paris Agreement. The second Trump administration withdrew the United States from the Paris Agreement, as was done during the first Trump administration.

In January 2021, the first Trump administration EPA issued a rule requiring the EPA to find that an individual industry, such as the power sector or oil and natural gas operators, collectively emits at least 3% of total U.S. GHG before setting emissions controls. Only the electric power sector would satisfy that requirement, according to the EPA’s own calculations. The Biden administration succeeded in its court petition to have this rule vacated and remanded.

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

Prior to this Supreme Court decision, the Biden administration EPA had indicated that it was preparing a new strategy for regulation of GHGs. Even after this decision, the Biden-era EPA was committed to using the full scope of its authority to combat climate change. Among other things, in September 2022 the EPA initiated a pre-proposal docket for public input on how to regulate GHG emissions from new and existing fuel-fired plants, with comments due in March 2023. Nevertheless, any significant federal agency effort to introduce new regulations limiting GHG emissions is likely to continue to be challenged in the courts.

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

Index

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also further relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In March 2024, the Biden administration issued three rules that revised the rules issued under the first Trump administration. The revisions include reinstating the rule that automatically extends protections for “endangered” species to “threatened” species, and the rule requiring that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination” among other changes.

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

FERC also authorizes the construction and operation of interstate natural gas pipelines under Section 7 of the NGA. With respect to its review of applications for the construction and operation of interstate natural gas pipeline facilities under the NGA, FERC must comply with environmental review requirements of NEPA. In 2021, in an individual pipeline certificate proceeding, FERC announced that, upon reconsideration of its prior position, it will assess the significance of a proposed pipeline project’s GHG emissions and those emissions’ contribution to climate change in fulfilling its obligations under NEPA. In 2022, FERC issued a nonbinding draft GHG policy statement that would have encouraged project applicants to disclose a project’s reasonably foreseeable GHG emissions and stipulated that projects that would exceed 100,000 tons of GHG emissions would require an environmental impact statement. However, the Trump administration withdrew the GHG policy statement in January 2025.

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

Sales of the Partnership’s oil and natural gas liquids are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and natural gas liquids by pipelines are regulated by the FERC under the Interstate Commerce Act (“ICA”). The FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and natural gas liquids pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and natural gas liquids pipeline rates. In 2017, FERC issued a declaratory holding that certain arrangements between an oil pipeline and its marketing affiliate would violate the ICA’s anti-discrimination provisions. FERC held that providing transportation service to affiliates at what is essentially the variable cost of the movement, while requiring non-affiliated shippers to pay the (higher) filed tariff rate, would violate the ICA. In 2022, FERC denied a rehearing of this order.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050. In January 2024, the Biden Administration paused approvals for pending and future applications to export LNG from new projects while the DOE reviews the economic and environmental impacts of those projects. In January 2025, the second Trump Administration rescinded this pause in approvals, and in February 2025, has begun to issue LNG export licenses.

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

Index

Item 1A. Risk Factors

Risks Related to the Partnership’s Business, Results of Operations and Cash Flows

If oil, natural gas or other hydrocarbon prices decrease and remain depressed for a prolonged period, cash flows from operations will decline and cash available for distributions will be impacted.

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

Decreased oil, natural gas and other hydrocarbon prices will decrease Partnership revenues, and may also reduce the amount of oil, natural gas or other hydrocarbons that the Partnership can economically produce. If decreases occur, or if estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require the Partnership to write down, as a non–cash charge to earnings, the carrying value of its oil and natural gas properties for impairments. The Partnership is required to perform impairment tests on its assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. The Partnership may incur impairment charges in the future, which could have a material adverse effect on its results of operations in the period taken and the Partnership’s ability to borrow funds under the Credit Facility, which may adversely affect the Partnership’s ability to make cash distributions to holders of its common units and service its debt obligations.

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

Index

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

The Partnership participates in oil and natural gas leases with third parties who may not be able to fulfill their commitments to the Partnership’s projects.

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

Index

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers (“Army Corps”) completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the Army Corps releases its environmental review report. In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. In September 2023, the Army Corps released an initial draft of its environmental impact statement that outlined possible outcomes and alternatives to the use of DAPL, and opened up a public comment period. No date has been set for the release of the Army Corps’ final report, although it is expected in 2025. A court-ordered shut-down remains possible, and there is no guarantee that DAPL will be permitted to resume or continue operations following the completion of the environmental review or any outstanding litigation.

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

The Partnership’s completed acquisitions and any decision to participate in the development of a property the Partnership owns required or will require an assessment of recoverable reserves, title, future oil, natural gas and natural gas liquids prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Reserve estimates may be prepared by the operators or third parties for the operators of properties. The Partnership has engaged and may engage its own third-party petroleum engineers to review such reserve estimate reports and provide the Partnership with an independent assessment of the reserve estimates. The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors such as future oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and the availability of funds, all of which can be difficult to predict with accuracy. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact the Partnership’s financial conditions and results of operations and its ability to make cash distributions to holders of its common units and service its debt obligations.

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

Compliance with financial and other covenants in the Partnership’s existing or future debt agreements may reduce operational flexibility and create default risk.

The Partnership’s existing indebtedness contains, and indebtedness that the Partnership may enter into in the future likely will contain, customary covenants that may restrict the Partnership’s operations and restrict its ability to make distributions to holders of its common units. The Partnership’s failure to comply with the covenants in its existing or future indebtedness, or its inability to make required principal and interest payments, could cause a default under the applicable debt agreement, which could result in increased interest rates and the acceleration of the debt, requiring the Partnership to repay such debt with capital obtained from other sources, which may not be available to the Partnership or may only be available on unfavorable terms. In addition, if the Partnership defaults on its existing indebtedness, its lender may take possession of the portion of the Bakken Assets securing such debt.

The Partnership experienced higher costs in 2023 due to inflation having widespread effects on the economy. Sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

The Partnership has acquired oil and natural gas properties that are not fully developed and require that the Partnership engage in drilling and well completion to fully exploit the reserves attributable to the properties. Because the Partnership has acquired non-operated properties, it will not be in charge of the drilling and well completions but will be obligated to pay its pro rata share of drilling and completion costs or be subject to penalties. Drilling and completion of wells by its operators will involve numerous risks, including the risk that the Partnership will not encounter commercially productive oil or natural gas reservoirs. The Partnership may incur significant expenditures to drill and complete wells, including cost overruns. Additionally, current geoscience technology may not allow the Partnership to know conclusively, prior to drilling a well, that oil or natural gas is present or economically producible. The costs of drilling and completing wells are often uncertain, and it is possible that the Partnership will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. These expenditures will reduce cash available for distribution to holders of the Partnership’s common units and for servicing any debt obligations.

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

The Partnership’s continued success depends upon its ability to develop oil and natural gas reserves that are economically recoverable.

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

Index

The Partnership’s business is subject to operational risks that will not be fully insured, which, if they were to occur, could adversely affect the Partnership’s financial condition or results of operations and, as a result, the Partnership’s ability to pay distributions to holders of its common units and service any debt obligations.

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

As is customary in the industry, the operators of the properties maintain insurance against some but not all of these risks. The Partnership may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on the Partnership’s business activities, financial condition, results of operations and ability to pay distributions to holders of its common units and service any debt obligations.

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

The General Partner has the right to make distributions from the proceeds of borrowings and capital contributions. Offering proceeds that are returned to investors as part of distributions to them will not be available for investments in oil and natural gas properties. In addition, during certain periods, distributions may exceed the amount of earnings and cash flows from operations during such periods. The payment of distributions will decrease the cash available to invest in the Partnership’s oil and natural gas properties and will reduce the amount of distributions the Partnership may make in the future. The Partnership cannot and does not guarantee that investors will receive any specific return on their investment.

Index

Moreover, a portion of the Partnership’s cash flow may be used to pay interest on the Credit Facility. Interest and principal payments on the Credit Facility will reduce the cash available to finance the Partnership’s operations and other business activities and could limit the Partnership’s flexibility in planning for or reacting to changes in the Partnership’s business and the industry in which it operates.

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

The decision to sell the Partnership’s properties or merge with another entity will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of the Partnership’s assets, the projected amount of the Partnership’s oil and natural gas reserves, general economic conditions and other factors that are out of the Partnership’s control. In addition, the ability to list its common units on a national securities exchange will depend on a number of factors, including the amount of assets, revenues and earnings that the Partnership has at the time of listing, the then existing market for oil and natural gas master limited partnerships, the state of the U.S. securities markets, the Partnership’s ability to meet the requirements of national securities exchanges, securities laws and regulations and other factors. If the Partnership is unable to either sell its properties, merge or list the common units on a national securities exchange in accordance with its current plans, you may be unable to sell or otherwise transfer your common units and you may lose some or all of your investment. While the Partnership plans to seek a liquidity event within five to seven years, the Partnership Agreement does not obligate the General Partner to cause a liquidity event within that timeline. The timing of a liquidity event will be dependent upon many factors, including prevailing market conditions, and the Partnership Agreement gives the Partnership flexibility on timing so that the Partnership is not forced to act during periods of low oil and natural gas prices, or other disadvantageous situations.

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

Index

Fees and cost reimbursements that must be paid to the General Partner and the Dealer Manager will reduce the cash the Partnership has available for distribution.

The General Partner and its affiliates have and will receive reimbursement of third-party costs incurred in connection with the formation of the Partnership and the Partnership’s business activities and have and will be reimbursed for general and administrative costs of the General Partner allocable to the Partnership, regardless of the Partnership’s success in acquiring, developing and operating properties. In addition, effective February 1, 2018, the General Partner receives an annual management fee of approximately $1.1 million, paid quarterly, which is 0.5% of total gross equity proceeds raised in the Partnership’s best-efforts offering. The Dealer Manager is eligible to receive the Dealer Manager Incentive Fees after Payout. The fees and direct costs to be paid to the General Partner and the Dealer Manager will reduce the amount of cash distributions to investors.

Risks Related to Laws, Regulations, Cybersecurity and Other External Factors

The Partnership is subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting the Partnership’s operations.

The Partnership’s business is subject to complex and stringent laws and regulations governing the acquisition, development, operation, production and marketing of oil and natural gas, taxation, safety matters and the discharge of materials into the environment. In order to conduct the Partnership’s operations in compliance with these laws and regulations, the operator(s) of the Partnership’s properties must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining and maintaining regulatory approvals or drilling permits could have a material adverse effect on the Partnership’s ability to develop its properties, and receipt of drilling permits with onerous conditions could increase the Partnership’s compliance costs. In addition, regulations or executive orders regarding resource conservation practices and the protection of correlative rights may affect the Partnership’s operations by limiting the quantity of oil, natural gas and natural gas liquids the Partnership may produce and sell.

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

A significant percentage of oil and natural gas operations in the United States is conducted on federal lands, and the Biden administration took actions to limit future oil and natural gas operations on federal lands and to increase costs of operations. On January 27, 2021, the Biden administration signed an executive order directing the Secretary of the Interior to temporarily stop issuing new oil and natural gas leases on federal lands, allowing time to review and reset the federal government’s oil and natural gas leasing program. The Partnership’s existing leases and permits are operational and held by production, and were therefore not impacted by this executive order. However, the Biden administration proceeded to recommend an overhaul of the federal oil and natural gas leasing program to limit areas available for energy development and raise costs for companies to drill on public land. In June 2022, the Biden administration resumed oil and natural gas lease sales, but limited it to only 20% of the total acreage originally nominated for leasing and increased the royalty rate. In September 2023, the Biden administration approved three offshore oil and natural gas lease sales through 2029, but the sale is limited to the Gulf of Mexico and is the smallest offshore oil drilling plan in the program’s history. In January 2025, the Biden administration withdrew more than 625 million acres of federal waters from offshore drilling, including areas along the Atlantic Coast, Eastern Gulf of Mexico, and Pacific Outer Continental Shelf. Then President-elect Trump announced that he would reverse the withdrawal.

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

Index

Additional regulatory scrutiny by the EPA could make it difficult to perform hydraulic fracturing, impact the Partnership’s ability to conduct business, and increase the Partnership’s costs of compliance and doing business.

Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. The EPA has announced an initiative under the Toxic Substance Control Act to develop regulations governing the disclosure and evaluation of hydraulic fracturing chemicals. The EPA also issued a pretreatment standard for the discharge of wastewater resulting from hydraulic fracturing activities, prohibiting the discharges of wastewater pollutants from onshore unconventional oil and natural gas extraction to publicly owned treatment works. In December 2016, the EPA concluded that hydraulic fracturing can impact drinking water resources in certain circumstances but also noted that certain data gaps and uncertainties limited the EPA’s assessment. Although the second Trump administration has voiced support for deregulation on environmental matters, the historic trend of more expansive and stricter environmental regulation may continue for the long term. Any additional regulatory actions taken by the EPA could increase the costs of the Partnership’s operations or result in additional operating restrictions or delays. Restrictions on hydraulic fracturing could reduce the amount of oil and natural gas that the Partnership ultimately is able to produce.

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

The Partnership may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of its wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example:

●	the Clean Air Act, or the CAA, and comparable state laws and regulations that impose obligations related to emissions of air pollutants;
●	the Clean Water Act and comparable state laws and regulations that impose obligations related to discharges of pollutants into regulated waters;
●	the Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the handling and disposal of waste from oil and natural gas facilities;
●	the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned by the Partnership or at locations to which the Partnership has sent waste for disposal;
●	the Safe Drinking Water Act and state or local laws and regulations related to underground injection (including hydraulic fracturing);
●	the Endangered Species Act and comparable state and local laws and regulations which protect endangered and threatened species and the ecosystems on which they depend;
●	the National Environmental Policy Act and comparable state statutes which ensure that environmental issues are adequately addressed in decisions involving major governmental actions (including the leasing of government land);
●	the Oil Pollution Act, or OPA, which subjects responsible parties to liability for removal costs and damages arising from an oil spill in waters of the U.S.; and
●	emergency planning and community right to know regulations under the Title III of CERCLA and similar state statutes require that the Partnership organizes and/or discloses information about hazardous materials used or produced in the Partnership’s operations.

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

In the absence of comprehensive federal legislation on GHG emission control, the EPA attempted to require the permitting of GHG emissions. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. These permitting provisions, to the extent applicable to the Partnership’s operations, could require the operator(s) of the Partnership’s properties to implement emission controls or other measures to reduce GHG emissions and the Partnership could incur additional costs to satisfy those requirements. Further, the EPA has issued rules to significantly reduce methane emissions from new and existing oil and natural gas production sources and natural gas processing and transmission sources. The broader recent trend of more expansive and stricter climate change regulation could stall at the federal level in a second Trump administration, but the long-term trend of more expansive and stricter regulation, including at the state level, may continue for the long term.

Index

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

Cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry may adversely impact the Partnership’s operations.

The Partnership’s business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. The Partnership depends on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with the general partner and third-party partners. Unauthorized access to the Partnership’s seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in the Partnership’s exploration or production operations. Also, computers control nearly all of the oil and natural gas distribution systems in the United States and abroad, which are necessary to transport the Partnership’s production to market. A cyber-attack involving the Partnership’s information systems and related infrastructure, or that of the Partnership’s business associates, could negatively impact the Partnership’s operations in a variety of ways, including but not limited to, the following:

●	Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on the Partnership’s ability to compete for oil and natural gas resources;
●	Data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;
●	Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, or accidental discharge;
●	A cyber-attack on a vendor or service provider could result in supply chain disruptions which could delay or halt the Partnership’s major development projects;
●	A cyber-attack on third party gathering, pipeline, or rail transportation systems could delay or prevent the Partnership from transporting and marketing its production, resulting in a loss of revenues;
●	A cyber-attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing the Partnership from marketing its production or engaging in hedging activities, resulting in a loss of revenues;
●	A cyber-attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for the Partnership’s production, lower natural gas prices, and reduced revenues;
●	A cyber-attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;
●	A cyber-attack on the Partnership’s automated and surveillance systems could cause a loss in production and potential environmental hazards;
●	A deliberate corruption of the Partnership’s financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and
●	A cyber-attack resulting in the loss or disclosure of, or damage to, the Partnership’s or any of its customer’s or supplier’s data or confidential information could harm the Partnership’s business by damaging its reputation, subjecting it to potential financial or legal liability, and requiring it to incur significant costs, including costs to repair or restore its systems and data or to take other remedial steps.

Index

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

Federal tax law places substantial limits on taxpayers’ ability to deduct intangible drilling and development costs (“IDCs”). Generally speaking, an “operator” is permitted to elect to currently deduct or capitalize and deduct ratably over a 60-month period, costs that are properly characterized as IDCs that the operator incurs in connection with the drilling and development of oil and natural gas wells. For purposes of deducting IDCs, an “operator” is generally defined as one that owns a working or an operating interest in an oil or gas well. If the Partnership determines that it is an “operator” with respect to its oil and natural gas wells, the Partnership’s determination is not binding on the IRS. The IRS may assert that the Partnership is not an “operator” with respect to one or more of its oil or gas wells at the time that IDCs are incurred. If the IRS were successful in such a challenge, the Partnership and, therefore, its limited partners, would not be entitled to deduct the IDCs incurred in connection with such wells.

Index

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

The U.S. legislature regularly considers budget proposals that may impact many tax incentives and deductions that are currently used by U.S. oil and natural gas companies. Among others, budget provisions may include: repeal of the deduction of IDC; repeal of the percentage depletion deduction for oil and natural gas properties; repeal of the domestic manufacturing tax deduction for oil and natural gas companies; and an increase in the amortization period for geological and geophysical costs of independent producers.

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

Index

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

In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership has made payments of (i) approximately $365,000 (approximately $0.033 per common unit) in May 2023 for tax year 2021; (ii) approximately $532,000 (approximately $0.048 per common unit) in April 2024 for tax year 2022; and (iii) approximately $142,000 (approximately $0.013 per common unit) in April 2024 for tax year 2023. The Partnership recorded an estimate at December 31, 2024 of approximately $135,000 for the 2024 tax year. If a payment of taxes is made on behalf of limited partners, the affected partners should be able to claim the amounts remitted as a tax payment on their originally filed or amended income tax returns to the state of North Dakota, as appropriate.

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

Cybersecurity Risks

The Partnership has not experienced any material cybersecurity incidents to date that have resulted in an interruption to Partnership operations or otherwise had a material impact on Partnership strategy, financial condition or results of operations. For more information about the cybersecurity risks the Partnership faces, see the risk factor entitled “Cyber-attacks targeting systems and infrastructure used by the oil and natural gas industry may adversely impact the Partnership’s operations” in Item IA. Risk Factors of this Form 10-K.

Item 2. Properties

Information regarding the Partnership’s properties is contained in Item 1 – Business, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data: Note 3. Oil and natural gas Investments, appearing elsewhere within this Annual Report on Form 10-K.

Item 3. Legal Proceedings

At the end of the period covered by this Annual Report on Form 10-K, the Partnership was not a party to any material, pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Index

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2024, there were approximately 11.0 million common units outstanding, which were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2024 of $10.90 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements. At December 31, 2024, the Partnership owns an approximate 5.4% non-operated working interest in 447 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets are operated by third-party operators on behalf of the Partnership and other working interest owners. The average age of the Partnership’s producing wells is approximately 7.6 years.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2024. The developed per common unit value range is $9.62 – $12.35. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

(in thousands, except per common unit data)	Estimate at 12/31/24
(unaudited)

Estimated fair value of oil and natural gas properties	$121,838
Estimated fair value of cash and cash equivalents	1,464
Estimated fair value of other assets and liabilities, net	1,564
Estimated fair value of outstanding debt	(4,600)
Estimated fair value of equity	$120,266

Common units outstanding	11,032

Estimated value per common unit	$10.90

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and natural gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and natural gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2024. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and natural gas reserves at December 31, 2024. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2024. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2024 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

Index

The estimated per common unit value does not represent: (i) the amount at which the Partnership’s common units would trade on a national securities exchange, (ii) the amount a limited partner would obtain if he or she tried to sell his or her common units or (iii) the amount limited partners would receive if the Partnership liquidated its assets and distributed the proceeds after paying all expenses and liabilities. Accordingly, with respect to the estimated value per common unit, the Partnership can give no assurance that:

●	a limited partner would be able to resell his or her common units at this estimated value;
●	a limited partner would ultimately realize distributions per common unit equal to the estimated value per common unit upon liquidation of the Partnership’s assets and settlement of its liabilities or a sale of the Partnership (in part because estimated values do not necessarily indicate the price at which individual assets or the Partnership could be sold, oil and natural gas property values fluctuate and change, and the estimated value may not take into account the expenses associated with such a sale);
●	the Partnership’s common units would trade at a price equal to or greater than the estimated value per common unit if they were listed on a national securities exchange;
●	the methodology used to estimate the value per common unit would be acceptable to FINRA or for compliance with requirements applicable to a trustee’s or custodian’s obligations with respect to IRAs; or
●	any or all of the assumptions used in estimating the value per common unit will prove to be accurate or complete.

The estimated value reflects the fact that the estimate was calculated as of a point in time. The value of the Partnership’s common units will likely change over time and will be influenced by changes to the value of individual assets, changes in the oil and natural gas industry, as well as changes and developments in the energy and capital markets. The Partnership does not intend to update or otherwise revise the above information to reflect circumstances existing after the date when made or to reflect the occurrence of future events, even in the event that any or all of the assumptions underlying the information are no longer appropriate.

Assumptions Used in Estimated Value per Common Unit

As discussed above, the estimated value of the Partnership’s oil and natural gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 13 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and natural gas properties, a component of the estimated value per common unit:

●	NYMEX oil strip pricing as of January 1, 2025, which ranges from $69.86 per barrel to $63.07 per barrel as of January 1, 2025 to December 31, 2029, and an increase of 3% thereafter with price cap at $85.00 per barrel
●	NYMEX gas strip pricing as of January 1, 2025, which ranges from $3.53 per Mcf to $3.58 per Mcf as of January 1, 2025 to December 31, 2029, and then held flat thereafter at a price cap of $4.50 per Mcf
●	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms

-	Weighted average oil differential of -$0.99 per barrel of oil
-	Weighted average natural gas differential of -$0.62 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using weighted average of -1.2% of NYMEX oil price
-	Weighted average natural gas shrink of 32%
-	Weighted average NGL yield of 121.02 barrels per MMcf of wet gas

●	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing

-	Weighted average G&P expense on the production and sale of oil of $5.54 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $2.53 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $21.57 per barrel of oil equivalent

●	Weighted average estimate of gross fixed lease operating expenses per well of approximately $6,000 per month
●	Total net variable lease operating expenses estimated at weighted average of $12.71 per barrel of oil
●	Total net variable workover expenses estimated at $3.50 per barrel of oil
●	Gross capital expenditures to drill and complete future development locations estimated between approximately $9.0 and $11.0 million per well, depending upon operator and length of the well
●	Discount rate – 10.0%
●	Risk adjustments to calculated present value

Index

-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
-	Proved developed and undeveloped non-consent assets – 50.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

●	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.21 per common unit, all other assumptions remaining the same;
●	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.45 per common unit, all other assumptions remaining the same;
●	An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.18 per common unit, all other assumptions remaining the same;
●	A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.28 per common unit, all other assumptions remaining the same;
●	An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.70 per common unit, all other assumptions remaining the same; and
●	A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.70 per common unit, all other assumptions remaining the same.

Incentive Distribution Rights and Dealer Manager Incentive Fees

The General Partner received the Incentive Distribution Rights upon closing of the minimum offering in July 2017. The Dealer Manager also has Dealer Manager Incentive Fees (defined below) where the Dealer Manager could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus for that offering based on the performance of the Partnership. Based on the common units sold in the Partnership’s best-efforts offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

Distribution Policy

Prior to “Payout,” which is defined below, all of the distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Dealer Manager, until Payout occurs.

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. As described in Income Tax in Note 2. Summary of Significant Accounting Policies in Part II, Item 8 of this Form 10-K, in May 2023 and April 2024, the Partnership paid total withholding taxes of approximately $0.09 per common unit to the state of North Dakota on behalf of its limited partners related to tax years 2021, 2022 and 2023. These withholding tax payments, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, have reduced the Net Investment Amount described above by an approximate total of $1.69 per common unit.

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

●	First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Dealer Manager, the “Dealer Manager Incentive Fees”, 30%, until such time as the Dealer Manager receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

Index

●	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million. For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million.

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

The Partnership was formed to acquire primarily oil and natural gas properties located onshore in the United States. On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Williston Basin of North Dakota, acquiring, at closing, non-operated working interests in producing wells and in-process wells, along with additional future development locations, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), for $87.5 million, subject to customary adjustments. On August 31, 2018, the Partnership closed on its second asset purchase (“Acquisition No. 2”), acquiring an additional non-operated working interest in the Bakken Assets for $82.5 million, subject to customary adjustments. Prior to these acquisitions, the Partnership owned no oil and natural gas assets. The Partnership utilized proceeds from its best-efforts offering and available financing to close on the acquisitions.

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

The Bakken Assets are operated by multiple third-party operators, including Devon Energy Corporation, Marathon Oil, EOG Resources, Continental Resources and Chord Energy.

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

Index

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Percent
	2024	2023	Change
Average market closing prices (1)
Oil (per Bbl)	$75.76	$77.60	-2.4%
Natural gas (per Mcf)	$2.37	$2.53	-6.3%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2024 and 2023. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $75.33 per barrel of oil, $1.43 per MMcf of natural gas and $0.49 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.53 per barrel of oil, $2.81 per MMcf of natural gas and $2.29 per barrel of NGL. See “Note 8 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2024 and 2023.

Results of Operations for Years 2024 and 2023

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	Percent of Revenue	2023	Percent of Revenue	Percent Change
Total revenues	$36,118,140	100.0%	$48,627,263	100.0%	-25.7%
Production expenses	17,670,082	48.9%	20,398,873	41.9%	-13.4%
Production taxes	2,923,118	8.1%	4,113,774	8.5%	-28.9%
Depreciation, depletion, amortization and accretion	17,823,407	49.3%	18,269,818	37.6%	-2.4%
General and administrative expenses	2,198,954	6.1%	2,306,507	4.7%	-4.7%

Sold production (BOE):
Oil	421,815		549,241		-23.2%
Natural gas	176,373		182,084		-3.1%
Natural gas liquids	156,667		168,906		-7.2%
Total	754,855		900,231		-16.1%

Average sales price per unit:
Oil (per Bbl)	$74.02		$77.13		-4.0%
Natural gas (per Mcf)	1.45		2.52		-42.5%
Natural gas liquids (per Bbl)	21.45		20.80		3.1%
Combined (per BOE)	47.85		54.02		-11.4%

Average unit cost per BOE:
Production expenses	23.41		22.66		3.3%
Production taxes	3.87		4.57		-15.3%
Depreciation, depletion, amortization and accretion	23.61		20.29		16.3%

Capital expenditures	$2,826,249		$9,961,331

Index

Oil, natural gas and NGL revenues

For the years ended December 31, 2024 and 2023, revenues for oil, natural gas and NGL sales were $36.1 million and $48.6 million, respectively. Revenues for the sale of crude oil were $31.2 million and $42.4 million, respectively, which resulted in realized prices of $74.02 and $77.13 per barrel, respectively. Revenues for the sale of natural gas were $1.5 million and $2.8 million, respectively, which resulted in realized prices of $1.45 and $2.52 per Mcf, respectively. Revenues for the sale of NGLs were $3.4 million and $3.5 million, respectively, which resulted in realized prices of $21.45 and $20.80 per BOE, respectively. Average realized prices in the fourth quarter of 2024 were approximately $67.50 per barrel of oil, $1.76 per Mcf of natural gas and $21.74 per BOE of NGL, compared to the fourth quarter of 2023 prices of approximately $77.42 per barrel of oil, $2.13 per Mcf of natural gas and $19.84 per BOE of NGL.

Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels as the wells age. The Partnership turned 20 new wells sales during the second and third quarters of 2024, which helped offset the ongoing impact of adverse weather conditions in North Dakota during a multi-day stretch in mid-January that led to suspended production throughout the Bakken during 2024. The Partnership’s results for the three and nine months ended September 30, 2023 were also positively impacted by the completion of 27 new wells that were turned to sales during the fourth quarter of 2022 through the third quarter of 2023. Sold production for the Bakken Assets was approximately 2,100 BOE per day for the year ended December 31, 2024. The Partnership’s results for the year ended December 31, 2023 were positively impacted by the completion of 27 new wells that were turned to sales during the fourth quarter of 2022 through the third quarter of 2023. The completion of these new wells provided an increase to year-to-date 2023 production, with sold production for the Bakken Assets approximating 2,500 BOE per day for the year ended December 31, 2023. Sold production was approximately 2,000 BOE per day and 2,200 BOE per day for fourth quarters of 2024 and 2023, respectively.

In conjunction with commodity market pricing, the Partnership’s results for the year ended December 31, 2024 were negatively impacted by lower market commodity prices as well as reduced realized sales prices for oil (see Differentials below), when compared to the year ended December 31, 2023. In addition, continued high inventories kept natural gas prices low throughout the majority of 2024. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil price differentials were approximately $1 per barrel of oil higher during the year ended December 31, 2024, in comparison to year ended December 31, 2023, which reduced the Partnership’s realized oil sales prices.

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

For the years ended December 31, 2024 and 2023, production expenses were $17.7 million and $20.4 million, and production expenses per BOE of sold production were $23.41 and $22.66, respectively. Production expenses for the fourth quarters of 2024 and 2023 were $4.1 million and $4.7 million, respectively, and production expenses per BOE of production were $22.83 and $23.26, respectively. The Partnership’s lease operating expenses have been lower during 2024, and due to lower sold production of natural gas and NGLs, compared to 2023, marketing and selling costs have also decreased in 2024. However, production expenses per BOE increased in 2024 compared to 2023 primarily due to higher year-to-date workover expenses and overall lower sold production volumes, which decreases the production base over which fixed costs are spread.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the years ended December 31, 2024 and 2023 were $2.9 million (8% of revenue) and $4.1 million (9% of revenue), respectively. Production taxes for the fourth quarters of 2024 and 2023 were $0.6 million (8% of revenue) and $0.9 million (8% of revenue), respectively. Oil production comprised approximately 56% and 61%, respectively, of the Partnership’s sold production volumes in the years ended December 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative costs for the years ended December 31, 2024 and 2023 were $2.2 million and $2.3 million, respectively. The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the years ended December 31, 2024 and 2023 was $17.8 million and $18.3 million, respectively, and DD&A per BOE of production was $23.61 and $20.29, respectively. DD&A for the fourth quarters of 2024 and 2023 was $4.1 million and $4.6 million, respectively, and DD&A per BOE of production was $23.00 and $22.74, respectively.

The increase in DD&A expense per BOE of production for the quarter and year ended December 31, 2024, compared to same periods of 2023, is primarily due to a reduction of the Partnership’s estimated proved developed resulting from well performance during 2024 during the Partnership’s June 30, 2024 and December 31, 2024 reserve analyses.

Index

Interest income (expense), net

Interest expense, net for the year ended December 31, 2024 was approximately $259,000. Interest income, net for the year ended December 31, 2023 was approximately $257,000. The primary component of interest expense in 2024 was interest expense on the BancFirst Credit Facility (“Credit Facility”).

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

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss)	$(4,756,820)	$3,795,017
Interest (income) expense, net	259,399	(256,726)
Depreciation, depletion, amortization and accretion	17,823,407	18,269,818
Exploration expenses	-	-
Adjusted EBITDAX	$13,325,986	$21,808,109

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand and the cash flow generated from the properties the Partnership owns. As of March 15, 2025, the Partnership had approximately $1.4 million in cash on-hand. The Partnership generated approximately $13.4 million and $27.5 million (after current-year reclassification; see Note 2. Summary of Significant Accounting Policies in Part II, Item 8 – Financial Statements and Supplementary Data) in cash flow from operating activities for the year ended December 31, 2024 and 2023, respectively. In May 2024, the Partnership entered into a loan agreement with BancFirst that provides for a revolving credit facility for the Partnership to use for future development of oil and natural gas wells on its undrilled acreage in North Dakota. The initial borrowing base is $10 million, and the Partnership has an outstanding balance of approximately $4.6 million at December 31, 2024.

Index

The Partnership anticipates that cash on-hand, cash flow from operations availability under the Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. As discussed in Note 4. Debt in Part II, Item 8 – Financial Statements and Supplementary Data, the Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at December 31, 2024. The Lender waived this covenant calculation for the quarter ended December 31, 2024, and the Partnership was in compliance with its other covenants at December 31, 2024. In addition, the Lender has waived the debt service coverage ratio covenant calculation for the quarter ended March 31, 2025. If the Partnership is not in compliance with its covenants in future periods, the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. If the Partnership is not able to obtain waivers, either (a) the Credit Facility may not be available for the Partnership’s use or (b) an outstanding balance under the Credit Facility may become due on demand at that time.

Future growth is dependent on the Partnership’s ability to add reserves in excess of production. The Partnership intends to seek opportunities to invest in its existing production wells via capital expenditures and/or drill new wells on existing leasehold sites when cash flow is available. The Partnership faces the challenge of natural production volume declines, so as reservoirs are depleted, oil and natural gas production from Partnership wells will decrease. Although the Partnership anticipates its cash on-hand, cash flow from operations and availability under the Credit Facility to be adequate to fund its cash requirements, if market prices for oil and natural gas decline and/or production from Partnership wells is not replenished through the completion of new well investments, the Partnership’s cash flow from operations may decline. This could have a significant impact on the Partnership’s available cash on-hand, the Partnership’s ability to fund distributions to its limited partners and/or participate in future drilling programs as proposed by the operators of the Bakken Assets.

Partners’ Equity

The Partnership completed its best-efforts offering of common units on October 24, 2019. As of the conclusion of the offering, the Partnership had completed the sale of approximately 11.0 million common units for total gross proceeds of $218.0 million and proceeds net of offering costs of $204.3 million.

Under the agreement with the Dealer Manager, the Dealer Manager received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager also has Dealer Manager Incentive Fees (defined below) where the Dealer Manager could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus for that offering based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

Distributions

See the definition and discussion of “Payout” in Note 5. Capital Contribution and Partners’ Equity in Part II, Item 8 – Financial Statements and Supplementary Data.

For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million. For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million.

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As noted above, the Partnership was not in compliance with its debt service coverage ratio at December 31, 2024. The Lender granted a waiver for this covenant calculation for the quarters ended December 31, 2024 and March 31, 2025, but the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. Therefore, while the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the Credit Facility and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current distribution rate. If distributions are not paid or are reduced, the difference to the current distribution rate per common unit will be deferred and is required to be paid before final Payout occurs.

Index

Oil and Natural Gas Properties

Future Investment

The Partnership incurred approximately $2.8 million and $10.0 million, respectively, in capital expenditures for the years ended December 31, 2024 and 2023. The Partnership has 3 wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to complete those 3 wells to be less than $1 million. In addition to the estimated capital expenditures for in-process wells, the Partnership anticipates that it may be obligated to invest an additional $30 to $40 million in drilling capital expenditures from 2025 through 2029 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2025. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semi-annual review based on current market conditions and future capital investment information provided by operators of the Bakken Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 8. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2024 and 2023.

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

See further discussion in Note 6. Related Parties in Part II, Item 8 – Financial Statements and Supplementary Data and in Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence, appearing elsewhere in this Annual Report on Form 10-K.

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

Subsequent Events

In January 2025, the Partnership declared and paid $1.4 million, or $0.123285 per outstanding common unit, in distributions to its holders of common units.

In February 2025, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Partnership has a variable interest rate on the Credit Facility that is subject to market changes in interest rates. Information regarding the Partnership’s current credit facility is contained in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data: “Note 4. Debt”, appearing elsewhere within this Annual Report on Form 10-K.

Index

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Index

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

Depreciation, Depletion, and Amortization of oil and natural gas properties

Description of the Matter

As of December 31, 2024, the net book value of the Partnership's oil and gas properties was $156.1 million, and depreciation, depletion and amortization (DD&A) expense was $17.9 million for the year then ended. As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating reserves also requires the selection of subjective inputs, including future operating and capital costs assumptions, among others. Significant judgment is required by management including the Partnership’s petroleum engineering staff in evaluating the geological and engineering data and in determining the appropriate cost assumptions.

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

Richmond, Virginia

March 26, 2025

Index

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets
Cash and cash equivalents	$1,463,582	$1,455,619
Accounts receivable and other current assets	3,885,384	4,472,150
Total Current Assets	5,348,966	5,927,769

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $101,131,766 and $83,340,469, respectively	156,140,235	171,101,264
Other assets, net	13,276	-
Total Assets	$161,502,477	$177,029,033

Liabilities
Accounts payable and accrued expenses	$1,961,745	$3,058,704
Total Current Liabilities	1,961,745	3,058,704

Revolving credit facility	4,600,000	-
Asset retirement obligations	765,443	729,315
Total Liabilities	7,327,188	3,788,019

Partners’ Equity
Limited partners’ interest (11,031,579 common units issued and outstanding, respectively)	154,175,504	173,241,229
General partner’s interest	(215)	(215)
Total Partners’ Equity	154,175,289	173,241,014
Total Liabilities and Partners’ Equity	$161,502,477	$177,029,033

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenues
Oil	$31,223,155	$42,362,325
Natural gas	1,534,285	2,752,372
Natural gas liquids	3,360,700	3,512,566
Total revenue	36,118,140	48,627,263

Operating costs and expenses
Production expenses	17,670,082	20,398,873
Production taxes	2,923,118	4,113,774
General and administrative expenses	2,198,954	2,306,507
Depreciation, depletion, amortization and accretion	17,823,407	18,269,818
Total operating costs and expenses	40,615,561	45,088,972

Operating income (loss)	(4,497,421)	3,538,291

Interest income (expense), net	(259,399)	256,726
Total other income (expense), net	(259,399)	256,726

Net income (loss)	$(4,756,820)	$3,795,017

Basic and diluted net income (loss) per common unit	$(0.43)	$0.34

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General	Total
	Common Units	Amount	Partner Amount	Partners’ Equity
Balances - December 31, 2022	11,031,579	$202,034,676	$(215)	$202,034,461
Distributions declared and paid to common units ($2.939163 per common unit)	-	(32,423,609)	-	(32,423,609)
State tax withholding payments made on behalf of limited partners	-	(364,855)	-	(364,855)
Reversal of estimated state tax withholding for limited partners	-	365,000	-	365,000
Estimated state tax withholding for limited partners for tax year 2023	-	(165,000)	-	(165,000)
Net income	-	3,795,017	-	3,795,017
Balances - December 31, 2023	11,031,579	173,241,229	(215)	173,241,014
Distributions declared and paid to common units ($1.282163 per common unit)	-	(14,144,282)	-	(14,144,282)
State tax withholding payments made on behalf of limited partners	-	(673,623)	-	(673,623)
Reversal of estimated state tax withholding for limited partners	-	644,000	-	644,000
Estimated state tax withholding for limited partners for tax year 2024	-	(135,000)	-	(135,000)
Net loss	-	(4,756,820)	-	(4,756,820)
Balances - December 31, 2024	11,031,579	$154,175,504	$(215)	$154,175,289

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024	Year Ended December 31, 2023

Cash flow from operating activities:
Net income (loss)	$(4,756,820)	$3,795,017

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	17,823,407	18,269,818

Changes in operating assets and liabilities:
Accounts receivable and other current assets	719,529	4,888,800
Accounts payable and accrued expenses	(389,282)	582,806

Net cash flow provided by operating activities	13,396,834	27,536,441

Cash flow from investing activities:
Additions to oil and natural gas properties	(3,024,926)	(11,734,772)

Net cash flow used in investing activities	(3,024,926)	(11,734,772)

Cash flow from financing activities:
Cash paid for loan costs	(146,040)	-
Proceeds from revolving credit facility	4,600,000	-
Payments for state withholding taxes on behalf of limited partners	(673,623)	(364,855)
Distributions paid to limited partners	(14,144,282)	(32,423,609)

Net cash flow used in financing activities	(10,363,945)	(32,788,464)

Increase in cash and cash equivalents	7,963	(16,986,795)
Cash and cash equivalents, beginning of period	1,455,619	18,442,414

Cash and cash equivalents, end of period	$1,463,582	$1,455,619

Interest paid	$177,536	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$229,806	$428,483

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024, the Partnership owned an approximate 5.4% non-operated working interest in 447 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

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

Segment Information

The Partnership has identified only one reportable business segment, which as a non-operated interest owner of the Bakken Assets, is the production and sale of oil, natural gas and NGLs. All of the Partnership’s operations and assets are located in North Dakota, and substantially all of its revenues are attributable to United States customers.

The operating results of the Partnership’s single reportable segment are evaluated by the General Partner’s Chief Executive Officer, who has been determined to be the Partnership’s Chief Operating Decision Maker (“CODM”), to make key operating decisions, such as the allocation of resources and the evaluation of operating segment performance. The primary measure of profit and loss evaluated by the Partnership’s CODM for its single reportable segment is net income. Net income, total assets and all significant segment expense items are presented in the Partnership’s consolidated financial statements and notes to the consolidated financial statements.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At December 31, 2024 and 2023, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the years ended December 31, 2024 and 2023, approximately 93% and 94% of the Partnership’s total revenue was generated through sales by four of its operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2024 and 2023 relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2022	$695,889
Well additions	3,415
Accretion	30,011
Revisions	-
Balance as of December 31, 2023	729,315
Well additions	4,018
Accretion	32,110
Revisions	-
Balance as of December 31, 2024	$765,443

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership has made payments of (i) approximately $365,000 (approximately $0.033 per common unit) in May 2023 for tax year 2021; (ii) approximately $532,000 (approximately $0.048 per common unit) in April 2024 for tax year 2022; and (iii) approximately $142,000 (approximately $0.013 per common unit) in April 2024 for tax year 2023. In addition, the Partnership recorded an estimate at December 31, 2024 of approximately $135,000 for the 2024 tax year. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

The Partnership has evaluated whether any material tax position taken will more likely than not be sustained upon examination by the appropriate taxing authority and believes that all such material tax positions taken are supportable by existing laws and related interpretations.

Index

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2024 and 2023, there were no such costs accrued.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net income, partners’ equity or cash flows.

Net Income (Loss) per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2024 and 2023. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 5) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) would occur.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires significant segment disclosures on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”) and requires a public entity that has a single reportable segment to provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU only impacted disclosures with no impact on the Partnership’s consolidated financial statements. The Partnership adopted this ASU effective December 31, 2024; see Segment Information above).

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Partnership is currently evaluating this ASU to determine its impact on the Partnership’s financial statements and related disclosures.

Index

Note 3. Oil and Natural Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of December 31, 2024, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.4% non-operated working interest in 447 producing wells.

From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2024, the Partnership has participated in the drilling of 249 wells, of which 244 have been completed at December 31, 2024. The Partnership incurred approximately $2.8 million and $10.0 million in capital drilling and completion costs for the years ended December 31, 2024 and 2023, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred in 2025 to complete the 3 wells in process at December 31, 2024; however, estimated capital expenditures could be different from amounts actually invested.

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

Index

Any further advances under the Credit Facility are to be used to fund capital expenditures for the development of the Partnership’s undrilled acreage. Under the terms of the Loan Agreement, the Partnership may make voluntary prepayments, in whole or in part, at any time with no penalty. The Credit Facility is secured by a mortgage and first lien position on at least 80% of the Partnership’s producing wells. In addition, the Partnership is not required to maintain a risk management program to manage the commodity price risk of the Partnership’s future oil and natural gas production. However, if the Partnership does elect to speculatively trade and hedge future oil and natural gas production, hedged volumes may not exceed 85% of the Partnership’s anticipated future production.

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of trailing 12-month EBITDAX to debt service coverage of 1.20 to 1.0

●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. The Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at December 31, 2024. The Lender waived this covenant calculation for the quarter ended December 31, 2024, and the Partnership was in compliance with its other covenants at December 31, 2024. In addition, the Lender has waived the debt service coverage ratio covenant calculation for the quarter ended March 31, 2025.

At December 31, 2024, the outstanding balance on the Credit Facility was approximately $4.6 million, and the interest rate was 8.00%. At December 31, 2024, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

Under the agreement with David Lerner Associates, Inc. (the “Dealer Manager”), the Dealer Manager received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Dealer Manager also has Dealer Manager Incentive Fees (defined below) where the Dealer Manager could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus for that offering based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering on October 24, 2019, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (defined below).

Prior to “Payout,” all distributions made by the Partnership, if any, will be paid to the holders of common units. Accordingly, the Partnership will not make any distributions with respect to the Incentive Distribution Rights and will not pay the Dealer Manager Incentive Fees to the Dealer Manager, until Payout occurs.

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

Index

All distributions made by the Partnership after Payout, which may include all or a portion of the proceeds of the sale of all or substantially all of the Partnership’s assets, will be made as follows:

●	First, (i) to the Record Holders of the Incentive Distribution Rights, 30%; (ii) to the Dealer Manager, the “Dealer Manager Incentive Fees”, 30%, until such time as the Dealer Manager receives 4% of the gross proceeds of the common units sold; and (iii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

●	Thereafter, (i) to the Record Holders of the Incentive Distribution Rights, 60%; and (ii) to the Record Holders of outstanding common units, 40%, pro rata based on their percentage interest.

All items of income, gain, loss and deduction will be allocated to each Partner’s capital account in a manner generally consistent with the distribution procedures outlined above.

For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million. For the year ended December 31, 2023, the Partnership declared and paid distributions of $2.939163 per common unit, or $32.4 million.

As noted above in Note 4. Debt, the Partnership was not in compliance with its debt service coverage ratio at December 31, 2024. The Lender granted a waiver for this covenant calculation for the quarters ended December 31, 2024 and March 31, 2025, but the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. Therefore, while the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements, and there can be no assurance as to the classification or duration of distributions at the current distribution rate. If distributions are not paid or are reduced, the difference to the current distribution rate per common unit will be deferred and is required to be paid before final Payout occurs.

Note 6. Related Parties

The members of the General Partner are affiliates of Glade M. Knight, Chairman and Chief Executive Officer and David S. McKenney, Chief Financial Officer. Messrs. Knight and McKenney are also the Chief Executive Officer and Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, L.P. (“Energy 11”), a limited partnership that also invests in producing and non-producing oil and natural gas properties on-shore in the United States.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include general and administrative costs. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and natural gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2024 and 2023 was approximately $1.1 million in both years. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, approximately $358,000 and $293,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2024 and 2023, approximately $131,000 and $119,000, respectively, was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

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

Index

On April 5, 2023, the Partnership and Energy 11 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and Energy 11 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits – including the former president of Energy 11’s general partner, who was paid as an employee of the Administrator, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the year ended December 31, 2023, approximately $162,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Note 7. Subsequent Events

In January 2025, the Partnership declared and paid $1.4 million, or $0.123285 per outstanding common unit, in distributions to its holders of common units.

In February 2025, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

Note 8. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2024 and 2023 is as follows:

	2024	2023
Producing properties	$181,697,923	$178,955,655
Non-producing	75,574,078	75,486,078
	257,272,001	254,441,733
Accumulated depreciation, depletion and amortization	(101,131,766)	(83,340,469)
Net capitalized costs	$156,140,235	$171,101,264

For the years ended December 31, 2024 and 2023, the Partnership incurred the following costs in oil and natural gas producing activities:

	2024	2023
Development costs	$2,830,267	$9,964,745

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2024, 2023 and 2022.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2024, 2023 and 2022 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

Index

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs	Total
	(Bbls)	(Mcf)	(Bbls)	(BOE)
December 31, 2022	8,041,788	10,912,957	1,621,176	11,481,790
Acquisition	-	-	-	-
Extensions, discoveries and other additions (1)	16,491	12,083	1,790	20,295
Revisions of previous estimates (2)	(1,343,666)	(1,724,302)	(272,854)	(1,903,903)
Production	(549,241)	(1,092,500)	(168,906)	(900,231)
December 31, 2023	6,165,372	8,108,238	1,181,206	8,697,949
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (3)	329,413	660,662	279,474	718,999
Production	(421,815)	(1,058,237)	(156,667)	(754,855)
December 31, 2024	6,072,970	7,710,663	1,304,013	8,662,093

(1)	In 2023, extensions, discoveries and other additions of 20 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(2)	Revisions to previous estimates decreased proved reserves by a net amount of 1,904 MBOE. These revisions result from 1,009 MBOE of downward adjustments attributable to changes in the future drill schedule, 510 MBOE of downward adjustments caused by changes in oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2023 to December 31, 2022, and 385 MBOE of downward adjustments attributable to well performance.

(3)	Revisions to previous estimates increased proved reserves by a net amount of 719 MBOE. These revisions result from 1,177 MBOE of positive adjustments attributable to changes in the future drill schedule, offset by 33 MBOE of downward adjustments caused by changes in oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2024 to December 31, 2023, and 425 MBOE of downward adjustments attributable to well performance.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $75.33 per barrel of oil, $1.43 per MMcf of natural gas and $0.49 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2023 were $78.53 per barrel of oil, $2.81 per MMcf of natural gas and $2.29 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2024, 2023 and 2022 are summarized in the table below.

	Oil	Natural Gas	NGLs	Total
	(Bbls)	(Mcf)	(Bbls)	(BOE)
Proved developed reserves:
December 31, 2022	4,213,426	7,986,085	1,222,792	6,767,232
December 31, 2023	3,454,371	6,169,971	893,223	5,375,920
December 31, 2024	2,834,833	5,436,655	864,766	4,605,708

Proved undeveloped reserves:
December 31, 2022	3,828,362	2,926,872	398,384	4,714,558
December 31, 2023	2,711,001	1,938,267	287,983	3,322,029
December 31, 2024	3,238,137	2,274,008	439,247	4,056,385

Index

The following details the changes in proved undeveloped reserves (PUD) for 2023 and 2024 (in BOE):

BOE
Proved undeveloped reserves, December 31, 2022	4,714,558
Revisions of previous estimates (1)	(1,052,598)
Extensions, discoveries and other additions (2)	20,295
Conversion to proved developed reserves (3)	(360,226)
Proved undeveloped reserves, December 31, 2023	3,322,029
Revisions of previous estimates (4)	1,266,821
Extensions, discoveries and other additions	-
Conversion to proved developed reserves (5)	(532,465)
Proved undeveloped reserves, December 31, 2024	4,056,385

(1)	The annual review of the PUDs resulted in a negative revision of approximately 1,053 MBOE. This revision was the result of 1,009 MBOE of downward adjustments attributable to changes in the future drill schedule, 43 MBOE of downward adjustments attributable to changes in natural gas shrink and NGL yield, and 1 MBOE of downward adjustments attributable to price changes when comparing the Partnership’s reserves at December 31, 2023 to December 31, 2022.

(2)	In 2023, extensions, discoveries and other additions of 20 MBOE were primarily attributable to successful drilling by the Partnership’s primary operator of the Bakken Assets.

(3)	The Partnership completed 19 new wells during 2023; therefore, the Partnership converted these 19 wells to proved developed reserves during 2023, which resulted in a downward adjustment to PUDs of 360 MBOE.

(4)	The annual review of the PUDs resulted in a positive revision of approximately 1,267 MBOE. This revision was the result of 1,177 MBOE of positive adjustments attributable to changes in the future drill schedule and 90 MBOE of positive adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2024 to December 31, 2023.

(5)	The Partnership completed 26 new wells during 2024; therefore, the Partnership converted these 26 wells to proved developed reserves during 2024, which resulted in a downward adjustment to PUDs of 532 MBOE.

The Partnership anticipates all current PUD locations will be drilled and converted to PDP within five years of the date they were added. PUD locations and associated reserves which are no longer projected to be drilled within five years from the date they were first booked as proved undeveloped reserves have been removed as revisions at the time that determination was made.

Index

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

	2024	2023
	(in thousands)	(in thousands)

Future cash inflows	$469,156	$509,610
Future production costs	(251,101)	(272,692)
Future development costs	(43,146)	(29,420)
Future net cash flows	174,909	207,498
10% annual discount	(94,061)	(102,221)
Standardized measure of discounted future net cash flows	$80,848	$105,277

Changes in the standardized measure of discounted future net cash flows are as follows:

	2024	2023
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$105,277	$105,277
Changes resulting from:
Extensions, discoveries and other additions	-	374
Sales of oil, natural gas and NGLs, net of production costs	(15,525)	(24,115)
Net changes in prices and production costs	(7,491)	(91,985)
Development costs incurred during the period	2,830	9,965
Revisions to previous estimates	1,771	(36,186)
Accretion of discount	10,542	22,761
Change in estimated future development costs	(16,556)	(2,831)
Standardized measure of discounted future net cash flows	$80,848	$105,277

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2024, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2024:

Name	Age	Position
Glade M. Knight	80	Director and Chief Executive Officer
David S. McKenney	61	Director and Chief Financial Officer and Secretary

The following is a biographical summary of the business experience of these directors and executive officers:

Glade M. Knight. Mr. Knight has been part owner of and the Chief Executive Officer of the General Partner since its formation in December 2016. Mr. Knight is also a part owner of and the Chief Executive Officer of Energy 11 GP, LLC, the general partner of Energy 11, a partnership also focused on investments in the oil and natural gas industry. Mr. Knight is the founder and has served as Executive Chairman of Apple Hospitality REIT, Inc. since May 2014, and previously served as Chairman and Chief Executive Officer since its inception. Mr. Knight was also the founder of each of the former Apple REIT Companies and served as their Chairman and Chief Executive Officer from inception until the companies were sold to a third party or merged with Apple Hospitality REIT, Inc. In addition, Mr. Knight served as Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. from 1993 until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger in 2005 until April 2011, Mr. Knight served as a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight is the founding Chairman of Southern Virginia University in Buena Vista, Virginia. He also is a member of the Advisory Board to the Graduate School of Real Estate and Urban Land Development at Virginia Commonwealth University. Additionally, he serves on the National Advisory Council for Brigham Young University and is a founding member of the University’s Entrepreneurial Department of the Graduate School of Business Management.

David S. McKenney. Mr. McKenney has been part owner of and the Chief Financial Officer of the General Partner since its formation in December 2016. Mr. McKenney is also a part owner of and the Chief Financial Officer of Energy 11 GP, LLC, the general partner of Energy 11, a partnership also focused on investments in the oil and natural gas industry. Mr. McKenney was the President of Capital Markets of Apple REIT Ten, Inc. from its inception until it merged with Apple Hospitality REIT, Inc. in September 2016. Mr. McKenney previously served as President of Capital Markets for Apple Hospitality REIT, Inc. In addition, Mr. McKenney was the President of Capital Markets of Apple REIT Six, Inc., a real estate investment trust, from 2004 until the company merged with an affiliate of Blackstone Real Estate Partners VII in May 2013. Mr. McKenney served in the same capacity for Apple Hospitality Five, Inc., a lodging REIT, from 2002 until the company was sold to Inland American Real Estate Trust, Inc. in October of 2007, and Apple Hospitality Two, Inc., a lodging REIT, from 2001 until the company was sold to an affiliate of ING Clarion in May of 2007. From 1994 to 2001, Mr. McKenney served as Senior Vice President and Treasurer of Cornerstone Realty Income Trust, Inc., a REIT that owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. From 1992 to 1994, Mr. McKenney served as Chief Financial Officer for The Henry A. Long Company, a regional development firm located in Washington, D.C. From 1988 to 1992, Mr. McKenney served as a Controller at Bozzuto & Associates, a regional developer of apartments and condominiums in the Washington, D.C. area. Mr. McKenney holds Bachelor of Science degrees in Accounting and Management Information Systems from James Madison University.

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

With the Partnership’s closing on the purchase of certain non-operated oil and natural gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. The management fee paid to the General Partner for the years ended December 31, 2024 and 2023 was approximately $1.1 million in both years.

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

Index

Item 11. Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2024 and 2023, other than the approximate $1.1 million management fee (described above) paid to the General Partner by the Partnership, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2024 and 2023, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2025 the beneficial ownership of the common units that are owned by:

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

Index

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

General Partner Class B Units

The General Partner Class B Units are non-voting and participate in 50% of any distributions by the General Partner from proceeds of its Incentive Distribution Rights, after Payout and the Dealer Manager Incentive Fees are paid, as defined in Note 5. Capital Contributions and Partners’ Equity of Part II, Item 8 of this Form 10-K.

In November 2017 and June 2018, the Partnership engaged Regional Energy Investors, LP (“REI”) to perform advisory and consulting services, including supporting the Partnership through closing, financing and post-closing on its two 2018 acquisitions of oil and natural gas assets in North Dakota (the “Bakken Assets”). Under the advisory and administration agreements (the “Agreements”), REI was entitled to a fee of 5% of the gross sales price in the event the Partnership disposed of any or all of the Bakken Assets, if surplus funds were available after Payout, to the holders of the Partnership’s common units.

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

Index

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reimbursement of Expenses to General Partner in Connection with Operations of the Partnership

The Partnership has or will reimburse the General Partner and the General Partner’s affiliates for their General and administrative costs allocable to the Partnership. These expenses will include compensation expense, rent, travel, and other general and administrative and overhead expenses. Currently, the only business of the General Partner is to act as General Partner of the Partnership, and all of the General Partner’s general and administrative costs will be paid by the Partnership. If affiliates of the General Partner form other partnerships or engage in other oil and natural gas activities, the General Partner will allocate its general and administrative costs to the Partnership and other partnerships or businesses in a manner deemed reasonable by the General Partner.

During the years ended December 31, 2024 and 2023, approximately $358,000 and $293,000 of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2024 and 2023, approximately $131,000 and $119,000 was due to a member of the General Partner.

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and natural gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2024 and 2023 was approximately $1.1 million in both years.

Incentive Distribution Rights

On the initial closing date, the Partnership issued incentive distribution rights, which are non-voting limited partner interests that entitle the holder of such rights, after Payout occurs, to 30% of all amounts distributed until the Dealer Manager receives 4% of the gross proceeds of the common units sold, and to 60% of all amounts distributed thereafter, to the General Partner.

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

On April 5, 2023, the Partnership and Energy 11 entered into an agreement (the “Agreement”) with Messrs. Knight, McKenney, Keating and Mallick and various affiliates of each, including the Administrator. Pursuant to the Agreement, the ASA was terminated effective immediately, subject to a 60-day transition period to transition the services being provided by the Administrator to Partnership and Energy 11 management. All Administrator costs and expenses were accumulated (based on actual costs incurred with no mark-up or profit to the Administrator) and approved by the Partnership prior to reimbursement. Costs and expenses reimbursed under the ASA included, but were not limited to, employee wages and benefits – including the former president of Energy 11’s general partner, who was paid as an employee of the Administrator, rent for office space and network and information technology support. Other expenses, such as business travel costs and accounting, legal or banking services, were not incurred by the Administrator on behalf of the Partnership without prior express written consent of the Partnership. Costs and expenses attributable to the services performed by the Administrator under the ASA have been reimbursed by the Partnership. For the year ended December 31, 2023, approximately $162,000 of costs and expenses subject to the ASA were reimbursed by the Partnership to the Administrator.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2024. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2024 and 2023, fees paid or payable to EY for services performed in connection with the audit of the 2024 financial statements, the audit of the 2023 financial statements, 2024 and 2023 interim reviews and 2024 and 2023 tax return preparation and compliance are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit fees	$215,000	$200,000
Audit-related fees	—	—
Tax fees	58,000	58,000
All other fees	—	—
Total	$273,000	$258,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2024 and 2023 were approved by the Board of Directors.

Index

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023

(iii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2024 and 2023

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

Exhibit No.	Description

1.1	Exclusive Dealer Manager Agreement with David Lerner Associates, Inc. (incorporated by reference from Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 filed on April 18, 2017).
3.1	Certificate of limited partnership of Energy Resources 12, L.P. (incorporated by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on March 23, 2017).
3.2	First Amended and Restated Limited Partnership Agreement of Energy Resources 12, L.P. (incorporated by reference from Exhibit A to the Prospectus included as part of Post-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 filed on February 1, 2018).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference from Exhibit 4.1 to the Partnership’s Annual Report on Form 10-K filed on March 17, 2021)
10.1	Administrative Services Agreement, dated December 1, 2020 and effective as of January 1, 2021, by and between Regional Energy Investors, L.P. d/b/a Regional Energy Management, Energy 11, L.P., Energy 11 Operating Company, LLC, Energy Resources 12, L.P. and Energy Resources 12 Operating Company, LLC (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on December 3, 2020)
10.2	Purchase Agreement dated April 5, 2023, by and among Energy 11, L.P., CFK Energy, LLC, Pope Energy Investors, LP, Glade M. Knight, David S. McKenney, Regional Energy Incentives, LP, Energy 11 GP, LLC, Energy Resources 12, L.P., Energy Resources 12 GP, LLC, Regional Energy Investors, LP, Energy 11 Operating Company, LLC, Energy Resources 12 Operating Company, LLC, PECM, LLC, GKOG, LLC, DMOG, LLC, Michael J. Mallick and Anthony F. Keating, III (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on April 10, 2023)
10.3	Credit Agreement dated as of May 2, 2024 among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 7, 2024)
21.1	Subsidiaries of the Partnership*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants.*
101	The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*
104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

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

Date: March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 26, 2025
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 26, 2025
David S. McKenney	(principal financial and accounting officer)