Form 10-Q
period 2025-03-31
ENERGY RESOURCES 12, L.P.
filed 2025-05-15
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Cash and cash equivalents	$797,218	$1,463,582
Accounts receivable and other current assets	3,450,632	3,885,384
Total Current Assets	4,247,850	5,348,966

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $104,899,603 and 101,131,766, respectively	153,061,790	156,140,235
Other assets, net	-	13,276
Total Assets	$157,309,640	$161,502,477

Liabilities
Revolving credit facility	$4,600,000	$-
Accounts payable and accrued expenses	2,386,991	1,961,745
Total Current Liabilities	6,986,991	1,961,745

Revolving credit facility	-	4,600,000
Asset retirement obligations	774,027	765,443
Total Liabilities	7,761,018	7,327,188

Partners’ Equity
Limited partners’ interest (11,031,579 common units issued and outstanding, respectively)	149,548,837	154,175,504
General partner’s interest	(215)	(215)
Total Partners’ Equity	149,548,622	154,175,289

Total Liabilities and Partners’ Equity	$157,309,640	$161,502,477

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues
Oil	$6,322,773	$7,193,515
Natural gas	783,410	553,685
Natural gas liquids	770,970	935,560
Total revenue	7,877,153	8,682,760

Operating costs and expenses
Production expenses	3,874,285	4,316,427
Production taxes	558,447	672,541
General and administrative expenses	643,200	697,686
Depreciation, depletion, amortization and accretion	3,776,201	4,114,262
Total operating costs and expenses	8,852,133	9,800,916

Operating loss	(974,980)	(1,118,156)

Interest income (expense), net	(115,614)	4,689
Total other income (expense), net	(115,614)	4,689

Net loss	$(1,090,594)	$(1,113,467)

Basic and diluted net loss per common unit	$(0.10)	$(0.10)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners’
	Common Units	Amount	Amount	Equity
Balances - December 31, 2023	11,031,579	$173,241,229	$(215)	$173,241,014
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
State tax withholding payments made on behalf of limited partners	-	(673,623)	-	(673,623)
Reversal of estimated state tax withholding for limited partners	-	644,000	-	644,000
Net loss - three months ended March 31, 2024	-	(1,113,467)	-	(1,113,467)
Balances - March 31, 2024	11,031,579	$168,562,066	$(215)	$168,561,851

Balances - December 31, 2024	11,031,579	$154,175,504	$(215)	$154,175,289
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Net loss - three months ended March 31, 2025	-	(1,090,594)	-	(1,090,594)
Balances - March 31, 2025	11,031,579	$149,548,837	$(215)	$149,548,622

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash flow from operating activities:
Net loss	$(1,090,594)	$(1,113,467)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	3,776,201	4,114,262

Changes in operating assets and liabilities:
Accounts receivable and other current assets	448,028	469,769
Accounts payable and accrued expenses	295,336	(209,455)

Net cash flow provided by operating activities	3,428,971	3,261,109

Cash flow from investing activities:
Additions to oil and natural gas properties	(559,262)	(370,600)

Net cash flow used in investing activities	(559,262)	(370,600)

Cash flow from financing activities:
Distributions paid to limited partners	(3,536,073)	(3,536,073)

Net cash flow used in financing activities	(3,536,073)	(3,536,073)

Dcrease in cash and cash equivalents	(666,364)	(645,564)
Cash and cash equivalents, beginning of period	1,463,582	1,455,619

Cash and cash equivalents, end of period	$797,218	$810,055

Interest paid	$96,025	$-

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$359,716	$592,136

See notes to consolidated financial statements.

Index

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2025

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

As of March 31, 2025, the Partnership owned an approximate 5% non-operated working interest in 450 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 5% non-operated working interest in two wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2024 financial statements included in its 2024 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At March 31, 2025 and December 31, 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended March 31, 2025, approximately 94% of the Partnership’s total revenue was generated through sales by five of its operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership made payments of (i) approximately $365,000 (approximately $0.033 per common unit) in May 2023 for tax year 2021; (ii) approximately $532,000 (approximately $0.048 per common unit) in April 2024 for tax year 2022; (iii) approximately $142,000 (approximately $0.013 per common unit) in April 2024 for tax year 2023; and (iv) approximately $125,000 (approximately $0.011 per common unit) in April 2025 for tax year 2024 (see Note 8. Subsequent Events below).

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

Net Loss Per Common Unit

Basic net loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted net loss per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2025 and 2024. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net loss per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

Index

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of March 31, 2025, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 450 producing wells, and an estimated approximate 5% non-operated working interest in two wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2025, the Partnership has participated in the drilling of 251 wells, of which 247 have been completed as of March 31, 2025. The Partnership incurred approximately $0.7 million and $0.5 million in capital drilling and completion costs for the three-month periods ended March 31, 2025 and 2024, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the two wells in process as of March 31, 2025. Estimated capital expenditures to complete these two wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

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

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. The Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at December 31, 2024 and March 31, 2025. The Lender waived this covenant calculation for the quarters ended December 31, 2024 and March 31, 2025, and the Partnership was in compliance with its other covenants at March 31, 2025.

At March 31, 2025 and December 31, 2024, the outstanding balance on the Credit Facility was approximately $4.6 million, and the interest rate was 8.00%. At March 31, 2025 and December 31, 2024, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2025	2024
Balance at January 1	$765,443	$729,315
Well additions	219	-
Accretion	8,365	7,826
Revisions	-	-
Balance at March 31	$774,027	$737,141

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

In June 2023, the General Partner declared and paid a special distribution to return $1.60 per common unit of capital to holders of Partnership common units. As described in Income Tax in Note 2. Summary of Significant Accounting Policies, in May 2023, April 2024 and April 2025, the Partnership paid total withholding taxes of approximately $0.11 per common unit to the state of North Dakota on behalf of its limited partners related to tax years 2021 through 2024. These withholding tax payments, along with the $1.60 per common unit special distribution to holders of its common units in June 2023, have reduced the Net Investment Amount described above by an approximate total of $1.71 per common unit.

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

For the three months ended March 31, 2025 and 2024, the Partnership paid distributions of $0.320541 per common unit, or $3.5 million, in both periods.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three months ended March 31, 2025 and 2024 was approximately $273,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three months March 31, 2025 and 2024, approximately $89,000 and $78,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At March 31, 2025, approximately $89,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

Note 8. Subsequent Events

In April 2025, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

In April 2025, on behalf of its limited partners, the Partnership made a payment to the State of North Dakota of approximately $125,000 for estimated withholding taxes for tax year 2024.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024 and the following:

●	that the Partnership’s development of its properties may not be successful or that its operations on such properties may not be successful;

●	general economic, market, or business conditions;

●	changes in local, state, and federal laws, regulations or policies that may affect the Partnership or the oil and natural gas industry as a whole (such as the effects of tax law changes, and changes in environmental, health, and safety regulation and regulations addressing climate change, and trade policy and tariffs);

●	the risk that the wells in which the Partnership acquired an interest are productive, but do not produce enough revenue to return the investment made;

●	the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected on the productive life of wells is shorter than expected;

●	current credit market conditions and the Partnership’s ability to obtain long-term financing or refinancing debt for the Partnership’s drilling and acquisition activities in a timely manner and on terms that are consistent with what the Partnership projects;

●	uncertainties concerning the price of oil and natural gas, which may decrease and remain low for prolonged periods; and

●	the risk that any hedging policy the Partnership employs to reduce the effects of changes in the prices of the Partnership’s production will not be effective.

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2025, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 450 producing wells, an estimated 5% non-operated working interest in two wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by third-party operators, including Devon Energy Corporation, Marathon Oil, EOG Resources, Continental Resources and Chord Energy.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control and are subject to macroeconomic market volatility. Historically, factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by and production quotas set by the Organization of the Petroleum Exporting Countries (“OPEC”); and the strength of the U.S. dollar in international currency markets.

Index

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. Oil prices declined through the first quarter of 2025 and continued into the second quarter, with oil prices closing at $57.13 per barrel on May 5, 2025 (the lowest level since the second quarter of 2021). Factors negatively impacting oil prices in 2025 include (i) confusion and uncertainty regarding U.S. trade policies and tariffs and the related concern of increased inflation; (ii) the decision by OPEC to increase its production quotas in May 2025; and (iii) global economic growth projections and the impact on global oil consumption.

Significant reductions in commodity prices along with inflationary costs could impact the Partnership and its financial performance. Future growth is dependent on the Partnership’s ability to add reserves in excess of production. In addition to commodity price fluctuations, the Partnership faces the challenge of natural production volume declines. As reservoirs are depleted, oil and natural gas production from Partnership wells will decrease.

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Percent
	2025	2024	Change
Average market closing prices (1)
Oil (per Bbl)	$71.53	$76.91	-7.0%
Natural gas (per Mcf)	$4.14	$2.15	92.6%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenues	$7,877,153	100.0%	$8,682,760	100.0%	-9.3%
Production expenses	3,874,285	49.2%	4,316,427	49.7%	-10.2%
Production taxes	558,447	7.1%	672,541	7.7%	-17.0%
Depreciation, depletion, amortization and accretion	3,776,201	47.9%	4,114,262	47.4%	-8.2%
General and administrative expenses	643,200	8.2%	697,686	8.0%	-7.8%

Sold production (BOE):
Oil	91,866		97,659		-5.9%
Natural gas	35,659		40,834		-12.7%
Natural gas liquids	30,628		35,978		-14.9%
Total	158,153		174,471		-9.4%

Average sales price per unit:
Oil (per Bbl)	$68.83		$73.66		-6.6%
Natural gas (per Mcf)	3.66		2.26		61.9%
Natural gas liquids (per Bbl)	25.17		26.00		-3.2%
Combined (per BOE)	49.81		49.77		0.1%

Average unit cost per BOE:
Production expenses	24.50		24.74		-1.0%
Production taxes	3.53		3.85		-8.3%
Depreciation, depletion, amortization and accretion	23.88		23.58		1.3%

Capital expenditures	$689,173		$534,254

Index

Oil, natural gas and NGL revenues

For the three months ended March 31, 2025, revenues for oil, natural gas and NGL sales were $7.9 million. Revenues for the sale of crude oil were $6.3 million, which resulted in a realized price of $68.83 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $3.66 per Mcf. Revenues for the sale of NGLs were approximately $0.8 million, which resulted in a realized price of $25.17 per BOE of production. For the three months ended March 31, 2024, revenues for oil, natural gas and NGL sales were $8.7 million. Revenues for the sale of crude oil were $7.2 million, which resulted in a realized price of $73.66 per barrel. Revenues for the sale of natural gas were $0.6 million, which resulted in a realized price of $2.26 per Mcf. Revenues for the sale of NGLs were approximately $0.9 million, which resulted in a realized price of $26.00 per BOE of production.

Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion, then decline to more consistent levels as the wells age. The Partnership turned 20 new wells sales during the second and third quarters of 2024, which have helped to partially offset reduced production volumes from older wells. Sold production for the Bakken Assets was approximately 1,800 BOE per day and 1,900 BOE per day for the three months ended March 31, 2025 and 2024.

The Partnership’s results for the three months ended March 31, 2025 were also negatively impacted by lower market prices for oil. However, supply constraints and heightened demand due to cold winter temperatures led to sustained higher natural gas prices during the first quarter of 2025, contributing to higher Partnership natural gas revenue compared to the first quarter of 2024.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil price differentials decreased during the first quarter of 2025, in comparison to the first and fourth quarters of 2024, which increased the Partnership’s realized oil sales prices.

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

Production expenses for the three months ended March 31, 2025 and 2024 were $3.9 million and $4.3 million, and production expenses per BOE were $24.50 and $24.74, respectively.

Index

Production taxes

Taxes on the production and extraction of oil and gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2025 and 2024 were $0.6 million (7% of revenue) and $0.7 million (8% of revenue), respectively. Oil production comprised approximately 58% and 56% of the Partnership’s sold production volumes in the three months ended March 31, 2025 and 2024, respectively.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2025 and 2024 were $0.6 million and $0.7 million, respectively.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2025 and 2024 was $3.8 million and $4.1 million, respectively, and DD&A per BOE of production was $23.88 and $23.58, respectively.

Interest income (expense), net

Interest expense, net for the three months ended March 31, 2025 was approximately $116,000. Interest income, net for the three months ended March 31, 2024 was approximately $5,000. The primary component of interest expense in 2025 was interest expense on the Credit Facility.

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

Index

The following table reconciles the Partnership’s GAAP net income or loss to Adjusted EBITDAX for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net loss	$(1,090,594)	$(1,113,467)
Interest (income) expense, net	115,614	(4,689)
Depreciation, depletion, amortization and accretion	3,776,201	4,114,262
Exploration expenses	-	-
Adjusted EBITDAX	$2,801,221	$2,996,106

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand, cash flow generated from the Bakken Assets, and availability under the Partnership’s Credit Facility. As of May 1, 2025, the Partnership had approximately $0.4 million in cash on-hand. The Partnership generated approximately $3.4 million and $13.4 million in cash flow from operating activities for the quarter ended March 31, 2025 and the year ended December 31, 2024, respectively. The Partnership has an outstanding balance on the Credit Facility of $4.6 million at March 31, 2025, leaving $5.4 million in availability under the Credit Facility.

The Partnership anticipates that cash on-hand, cash flow from operations availability under the Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. As discussed in Note 4. Debt in Part I, Item 1 of this Form 10-Q, the Partnership was not in compliance with its debt service coverage ratio as defined within the Loan Agreement at December 31, 2024 and March 31, 2025. The Lender waived this covenant calculation for the quarters ended December 31, 2024 and March 31, 2025, and the Partnership was in compliance with its other covenants at March 31, 2025. If the Partnership is not in compliance with its covenants in future periods, the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. If the Partnership is not able to obtain waivers, either (a) the Credit Facility may not be available for the Partnership’s use or (b) an outstanding balance under the Credit Facility may become due on demand at that time.

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

Distributions

For the three months ended March 31, 2025 and 2024, the Partnership paid distributions of $0.320541 per common unit, or $3.5 million, in both periods.

The Partnership is permitted to make distributions to its limited partners so long as the Partnership is in compliance with its debt service coverage ratio and no other event of default has occurred. As noted above, the Partnership was not in compliance with its debt service coverage ratio at December 31, 2024 and March 31, 2025. The Lender granted waivers for this covenant calculation for the quarters ended December 31, 2024 and March 31, 2025, but the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. Therefore, while the Partnership’s goal is to maintain a relatively stable distribution rate over the life of its program, the General Partner monitors monthly Partnership distributions in conjunction with the Partnership’s projected cash requirements for operations, payments on the Credit Facility and capital expenditures for new wells. There can be no assurance as to the classification or duration of distributions at the current distribution rate. If distributions are not paid or are reduced, the difference to the current distribution rate per common unit will be deferred and is required to be paid before final Payout occurs.

Oil and Natural Gas Properties

The Partnership incurred approximately $0.7 million and $0.5 million in capital expenditures during the three months ended March 31, 2025 and 2024, respectively. The Partnership has two wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to finish these wells is less than $1 million. In addition to the estimated capital expenditures to fully fund the in-process wells, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2024 through 2028 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2025. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In April 2025, the Partnership declared and paid $1.1 million, or $0.098628 per outstanding common unit, in distributions to its holders of common units.

In April 2025, on behalf of its limited partners, the Partnership made a payment to the State of North Dakota of approximately $125,000 for estimated withholding taxes for tax year 2024.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*
104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.

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

Date: May 15, 2025