Form 10-Q
period 2025-09-30
ENERGY RESOURCES 12, L.P.
filed 2025-11-13
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$873,459	$1,463,582
Accounts receivable and other current assets	2,419,650	3,885,384
Total Current Assets	3,293,109	5,348,966

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $113,553,300 and 101,131,766, respectively	145,293,381	156,140,235
Other assets, net	26,992	13,276
Total Assets	$148,613,482	$161,502,477

Liabilities
Accounts payable and accrued expenses	$1,096,661	$1,961,745
Total Current Liabilities	1,096,661	1,961,745

Revolving credit facility	5,800,000	4,600,000
Asset retirement obligations	791,120	765,443
Total Liabilities	7,687,781	7,327,188

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	140,925,916	154,175,504
General partner's interest	(215)	(215)
Total Partners’ Equity	140,925,701	154,175,289

Total Liabilities and Partners’ Equity	$148,613,482	$161,502,477

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues
Oil	$4,962,748	8,992,141	16,526,063	24,338,597
Natural gas	403,486	335,444	1,681,389	1,092,348
Natural gas liquids	643,749	903,465	2,081,701	2,568,514
Total revenue	6,009,983	10,231,050	20,289,153	27,999,459

Operating costs and expenses
Production expenses	3,389,088	4,468,955	10,534,691	13,554,913
Production taxes	407,333	730,560	1,436,065	2,276,482
General and administrative expenses	498,651	496,225	1,675,317	1,672,911
Depreciation, depletion, amortization and accretion	4,320,609	5,213,055	12,446,991	13,677,565
Total operating costs and expenses	8,615,681	10,908,795	26,093,064	31,181,871

Operating loss	(2,605,698)	(677,745)	(5,803,911)	(3,182,412)

Interest expense, net	(145,798)	(104,612)	(383,531)	(140,976)
Total other expense, net	(145,798)	(104,612)	(383,531)	(140,976)

Net loss	$(2,751,496)	$(782,357)	$(6,187,442)	$(3,323,388)

Basic and diluted net loss per common unit	$(0.25)	$(0.07)	$(0.56)	$(0.30)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2023	11,031,579	$173,241,229	$(215)	$173,241,014
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
State tax withholding payments made on behalf of limited partners	-	(673,623)	-	(673,623)
Reversal of estimated state tax withholding for limited partners	-	644,000	-	644,000
Net loss - three months ended March 31, 2024	-	(1,113,467)	-	(1,113,467)
Balances - March 31, 2024	11,031,579	168,562,066	(215)	168,561,851
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)		(3,536,073)
Net loss - three months ended June 30, 2024	-	(1,427,564)		(1,427,564)
Balances - June 30, 2024	11,031,579	163,598,429	(215)	163,598,214
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,074)		(3,536,074)
Net loss - three months ended September 30, 2024	-	(782,357)		(782,357)
Balances - September 30, 2024	11,031,579	$159,279,998	$(215)	$159,279,783

Balances - December 31, 2024	11,031,579	$154,175,504	$(215)	$154,175,289
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Net loss - three months ended March 31, 2025	-	(1,090,594)	-	(1,090,594)
Balances - March 31, 2025	11,031,579	149,548,837	(215)	149,548,622
Distributions declared and paid to common units ($0.320541 per common unit)		(3,536,073)	-	(3,536,073)
State tax withholding payments made on behalf of limited partners	-	(125,000)	-	(125,000)
Reversal of estimated state tax withholding for limited partners	-	135,000	-	135,000
Net loss - three months ended June 30, 2025		(2,345,352)		(2,345,352)
Balances - June 30, 2025	11,031,579	143,677,412	(215)	143,677,197
Net loss - three months ended September 30, 2025	-	(2,751,496)		(2,751,496)
Balances - September 30, 2025	11,031,579	$140,925,916	$(215)	$140,925,701

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flow from operating activities:
Net loss	$(6,187,442)	$(3,323,388)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	12,446,991	13,677,565

Changes in operating assets and liabilities:
Accounts receivable and other current assets	1,508,118	(1,627,972)
Accounts payable and accrued expenses	(558,600)	(695,898)

Net cash flow provided by operating activities	7,209,067	8,030,307

Cash flow from investing activities:
Additions to oil and natural gas properties	(1,748,954)	(2,217,695)

Net cash flow used in investing activities	(1,748,954)	(2,217,695)

Cash flow from financing activities:
Cash paid for loan costs	(53,089)	(146,040)
Proceeds from revolving credit facility	1,800,000	4,600,000
Payments on revolving credit facility	(600,000)	-
Payments for state withholding taxes on behalf of limited partners	(125,000)	-
Distributions paid to limited partners	(7,072,147)	(10,608,220)

Net cash flow used in financing activities	(6,050,236)	(6,154,260)

Decrease in cash and cash equivalents	(590,123)	(341,648)
Cash and cash equivalents, beginning of period	1,463,582	1,455,619

Cash and cash equivalents, end of period	$873,459	$1,113,971

Interest paid	$359,354	$76,008

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$55,313	$717,017

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

September 30, 2025

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

As of September 30, 2025, the Partnership owned an approximate 5% non-operated working interest in 450 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 5% non-operated working interest in two wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2024 financial statements included in its 2024 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2025.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest  may be similarly affected by changes in economic, industry or other conditions. At September 30, 2025 and December 31, 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended September 30, 2025, approximately 93% of the Partnership’s total revenue was generated through sales by five of its operators. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Net Loss Per Common Unit

Basic net loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted net loss per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and nine months ended September 30, 2025 and 2024. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net loss per common unit until such time that it is probable Payout (as discussed in Note 6) will occur.

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

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. As of September 30, 2025, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 450 producing wells, and an estimated approximate 5% non-operated working interest in two wells in various stages of the drilling and completion process.

From September 1, 2017, the effective date of Acquisition No. 1, to September 30, 2025, the Partnership has participated in the drilling of 251 wells, of which 247 have been completed as of September 30, 2025. The Partnership incurred approximately $1.6 million and $2.5 million in capital drilling and completion costs for the nine-month periods ended September 30, 2025 and 2024, respectively. The Partnership anticipates less than $1 million of capital expenditures will be incurred to complete the two wells in process as of September 30, 2025. Estimated capital expenditures to complete these two wells could be significantly different from amounts actually invested, and the timing of these expenditures is difficult to estimate.

Note 4. Debt

On May 2, 2024, the Partnership and its wholly-owned subsidiary, as borrowers, entered into a loan agreement (“Loan Agreement”) with BancFirst (the “Lender”), which provides for a revolving credit facility (“Credit Facility”) with an approved maximum credit amount (“Maximum Credit Amount”) of $20 million, subject to borrowing base restrictions. The Partnership is also subject to an additional fee of 0.50% on any incremental increase to the borrowing base. The Partnership is required to pay an unused facility fee of 0.25% on the unused portion of the Credit Facility, based on borrowings outstanding during a quarter. The Partnership paid one-time commitment and setup fees totaling $100,000 at closing. Total loan costs were approximately $146,000, which were capitalized and to be amortized through the original maturity date of March 1, 2026.

On August 8, 2025 ("Effective Date"), the Partnership and its Lender entered into an amendment ("First Amendment") to the Loan Agreement that renewed and extended the Credit Facility for an additional year to March 1, 2027 ("Revised Maturity Date"). Key terms and conditions of the First Amendment include:

●	As of the Effective Date, the borrowing base of the Credit Facility was, and remains, $10,000,000.
●	The Partnership paid a loan renewal fee to the Lender associated with the First Amendment of $50,000.
●

The Debt Service Coverage Ratio was amended to be a quarter-based calculation, as opposed to a trailing 12-month calculation that was previously in effect, and will be effective starting with the quarter ended September 30, 2025.

●

A negative covenant was added that restricts the Partnership’s ability to make future distributions to its limited partners if that said distribution would create an event of default under the Loan Agreement.

Loan costs associated with the First Amendment, which totaled approximately $56,000, were capitalized. In addition, approximately $47,000 of the initial capitalized loan costs had yet to be amortized as of the Effective Date. The application of Accounting Standards Codification 470-50 Debt Modifications and Extinguishments requires the Partnership's unamortized loan costs of $47,000 to be added to the loan costs associated with the First Amendment, so the total of approximately $103,000 in loan costs will be amortized through the Revised Maturity Date.

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

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, inclusive of those within the First Amendment, are:

●	A minimum ratio of quarter EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at December 31, 2024, March 31, 2025 and June 30, 2025. The Lender waived these covenant calculations for the quarters ended December 31, 2024, March 31, 2025 and June 30, 2025.

The Partnership was in compliance with its financial covenants at September 30, 2025.

At September 30, 2025, the outstanding balance on the Credit Facility was $5.8 million, and the interest rate was 7.75%. At  December 31, 2024, the outstanding balance on the Credit Facility was approximately $4.6 million, and the interest rate was 8.00%. At September 30, 2025 and December 31, 2024, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2025	2024
Balance at January 1	$765,443	$729,315
Well additions	219	3,726
Accretion	25,458	23,868
Revisions	-	-
Balance at September 30	$791,120	$756,909

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

For the nine months ended September 30, 2025, the Partnership paid distributions of $0.641082 per common unit, or $7.1 million. For the three and nine months ended September 30, 2024, the Partnership paid distributions $0.320541 and $0.961623 per common unit, or $3.5 million and $10.6 million, respectively.

In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2025, the unpaid Payout Accrual, for the period from July 2025 to September 2025, totaled $0.320541 per common unit, or approximately $3.5 million.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and nine months ended September 30, 2025 and 2024 was approximately $273,000 and $818,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and nine months ended September 30, 2025, approximately $78,000 and $245,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership. At September 30, 2025, approximately $78,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2024, approximately $74,000 and $227,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

Note 8. Subsequent Events

In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells, including six of which the Partnership has an average working interest of approximately 14%. The Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million, which the Partnership estimates will be incurred during the fourth quarter of 2025 and into the first half of 2026.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of September 30, 2025, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 450 producing wells, an estimated 5% non-operated working interest in two wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by third-party operators, including Devon Energy Corporation, ConocoPhillips, EOG Resources, Continental Resources and Chord Energy.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. Oil prices declined through the first and second quarters of 2025, with oil prices closing at $57.13 per barrel on May 5, 2025 (the lowest level since the first quarter of 2021). Oil prices recovered in June and July 2025, but fell through the remainder of the third quarter and into the fourth quarter of 2025. Factors negatively impacting oil prices in 2025 include (i) confusion and uncertainty regarding U.S. trade policies and tariffs and the related concern of increased inflation; (ii) the decision by OPEC to increase its production quotas starting in May 2025, with the expectation increases will continue through year-end; and (iii) global economic growth projections and the impact on global oil consumption.

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

The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2025	2024	Change	2025	2024	Change
Average market closing prices (1)
Oil (per Bbl)	$64.91	$75.27	-13.8%	$66.71	$77.61	-14.0%
Natural gas (per Mcf)	$3.03	$2.11	43.6%	$3.45	$2.11	63.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenues	$6,009,983	100.0%	$10,231,050	100.0%	-41.3%	$20,289,153	100.0%	$27,999,459	100.0%	-27.5%
Production expenses	3,389,088	56.4%	4,468,955	43.7%	-24.2%	10,534,691	51.9%	13,554,913	48.4%	-22.3%
Production taxes	407,333	6.8%	730,560	7.1%	-44.2%	1,436,065	7.1%	2,276,482	8.1%	-36.9%
Depreciation, depletion, amortization and accretion	4,320,609	71.9%	5,213,055	51.0%	-17.1%	12,446,991	61.3%	13,677,565	48.8%	-9.0%
General and administrative expenses	498,651	8.3%	496,225	4.9%	0.5%	1,675,317	8.3%	1,672,911	6.0%	0.1%

Sold production (BOE):
Oil	77,384		120,378		-35.7%	253,926		319,824		-20.6%
Natural gas	42,514		49,381		-13.9%	120,071		134,564		-10.8%
Natural gas liquids	39,044		45,021		-13.3%	108,680		120,221		-9.6%
Total	158,942		214,780		-26.0%	482,677		574,609		-16.0%

Average sales price per unit:
Oil (per Bbl)	$64.13		$74.70		-14.1%	$65.08		$76.10		-14.5%
Natural gas (per Mcf)	1.58		1.13		39.8%	2.33		1.35		72.6%
Natural gas liquids (per Bbl)	16.49		20.07		-17.8%	19.15		21.36		-10.3%
Combined (per BOE)	37.81		47.64		-20.6%	42.03		48.73		-13.7%

Average unit cost per BOE:
Production expenses	21.32		20.81		2.5%	21.83		23.59		-7.5%
Production taxes	2.56		3.40		-24.7%	2.98		3.96		-24.7%
Depreciation, depletion, amortization and accretion	27.18		24.27		12.0%	25.79		23.80		8.4%

Capital expenditures	$143,960		$803,866			$1,574,461		$2,506,230

Oil, natural gas and NGL revenues

For the three months ended September 30, 2025, revenues for oil, natural gas and NGL sales were $6.0 million. Revenues for the sale of crude oil were $5.0 million, which resulted in a realized price of $64.13 per barrel. Revenues for the sale of natural gas were $0.4 million, which resulted in a realized price of $1.58 per Mcf. Revenues for the sale of NGLs were approximately $0.6 million, which resulted in a realized price of $16.49 per BOE of production. For the three months ended September 30, 2024, revenues for oil, natural gas and NGL sales were $10.2 million. Revenues for the sale of crude oil were $9.0 million, which resulted in a realized price of $74.70 per barrel. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $1.13 per Mcf. Revenues for the sale of NGLs were approximately $0.9 million, which resulted in a realized price of $20.07 per BOE of production.

For the nine months ended September 30, 2025, revenues for oil, natural gas and NGL sales were $20.3 million. Revenues for the sale of crude oil were $16.5 million, which resulted in a realized price of $65.08 per barrel. Revenues for the sale of natural gas were $1.7 million, which resulted in a realized price of $2.33 per Mcf. Revenues for the sale of NGLs were approximately $2.1 million, which resulted in a realized price of $19.15 per BOE of production. For the nine months ended September 30, 2024, revenues for oil, natural gas and NGL sales were $28.0 million. Revenues for the sale of crude oil were $24.3 million, which resulted in a realized price of $76.10 per barrel. Revenues for the sale of natural gas were $1.1 million, which resulted in a realized price of $1.35 per Mcf. Revenues for the sale of NGLs were approximately $2.6 million, which resulted in a realized price of $21.36 per BOE of production.

The Partnership’s results for the three and nine months ended September 30, 2025 were negatively impacted by the natural decline of aging wells, with sold production for the Bakken Assets totaling approximately 1,700 BOE per day and 1,800 BOE per day, respectively. The Partnership completed four new wells in June 2024, which contributed to sold production for the Bakken Assets of approximately 2,300 BOE per day and 2,100 BOE per day for the three and nine months ended September 30, 2024. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion.

The Partnership’s results for the three and nine months ended September 30, 2025 were also negatively impacted by lower market prices for oil. However, continued supply constraints and heightened demand have led to higher natural gas prices during the three and nine months ended September 30, 2025, contributing to higher Partnership natural gas revenue in 2025 compared to 2024.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s realized oil price differentials during three and nine months ended September 30, 2025 were comparable to the differentials during the three and nine months ended September 30, 2024.

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

Production expenses for the three months ended September 30, 2025 and 2024 were $3.4 million and $4.5 million, and production expenses per BOE were $21.32 and $20.81, respectively. Production expenses for the nine months ended September 30, 2025 and 2024 were $10.5 million and $13.6 million, and production expenses per BOE were $21.83 and $23.59, respectively. The Partnership’s production expenses during 2024 were substantially higher than those in 2025 due to (i) additional marketing expenses required on the sale of natural gas at low market prices, and (ii) more workover activity to ensure production from wells is maximized. However, lower production volumes in third quarter of 2025 reduced the base over which fixed costs are spread, which led to higher production expenses per BOE for the three months ended September 30, 2025 compared to the same period of 2024.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended September 30, 2025 and 2024 were $0.4 million (6.8% of revenue) and $0.7 million (7.1% of revenue), respectively. Production taxes for the nine months ended September 30, 2025 and 2024 were $1.4 million (7.1% of revenue) and $2.3 million (8.1% of revenue), respectively. Oil production comprised approximately 49% and 53% of the Partnership’s sold production volumes in the three and nine months ended September 30, 2025, respectively, compared to 56% for both the three and nine months ended September 30, 2024.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended September 30, 2025 and 2024 were $0.5 million in both periods. General and administrative costs for the nine months ended September 30, 2025 and 2024 were $1.7 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended September 30, 2025 and 2024 was $4.3 million and $5.2 million, respectively, and DD&A per BOE of production was $27.18 and $24.27, respectively. The Partnership’s DD&A for the nine months ended September 30, 2025 and 2024 was $12.4 million and $13.7 million, respectively, and DD&A per BOE of production was $25.79 and $23.80, respectively. The increase in DD&A expense per BOE of production in 2025 is primarily due to the decrease of the Partnership’s estimated proved reserves during the most recent reserves analyses (as of December 31, 2024 and June 30, 2025) resulting from changes in the future drill schedule and well production performance and forecasts.

Interest expense, net

Interest expense, net for the three months ended September 30, 2025 and 2024 was approximately $146,000 and $105,000, respectively. Interest expense, net for the nine months ended September 30, 2025 and 2024 was approximately $384,000 and $141,000, respectively. The primary component of interest expense is interest expense on the Credit Facility.

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

The following table reconciles the Partnership’s GAAP net loss to Adjusted EBITDAX for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net loss	$(2,751,496)	$(782,357)	$(6,187,442)	$(3,323,388)
Interest expense, net	145,798	104,612	383,531	140,976
Depreciation, depletion, amortization and accretion	4,320,609	5,213,055	12,446,991	13,677,565
Exploration expenses	-	-	-	-
Adjusted EBITDAX	$1,714,911	$4,535,310	$6,643,080	$10,495,153

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

See further discussion in “Note 7. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand, cash flow generated from the Bakken Assets, and availability under the Partnership’s Credit Facility. As of November 1, 2025, the Partnership had approximately $1.5 million in cash on-hand. The Partnership generated approximately $7.2 million and $13.4 million in cash flow from operating activities for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. The Partnership has approximately $4.2 million in availability under the Credit Facility at September 30, 2025.

The Partnership anticipates that cash on-hand, cash flow from operations and availability under the Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. As discussed in Note 4. Debt in Part I, Item 1 of this Form 10-Q, the Partnership was not in compliance with its debt service coverage ratio as defined within the Loan Agreement at December 31, 2024, March 31, 2025 and June 30, 2025. The Lender waived this covenant calculation for each of those quarters. In August 2025, the Partnership and its Lender entered into an amendment to the Loan Agreement, that among other things, renewed and extended the Credit Facility for an additional year to March 1, 2027, and amended the definition of the debt service coverage ratio. Under the amended Loan Agreement, the debt service coverage ratio will now be a quarterly calculation starting with the quarter ended September 30, 2025, as opposed to a trailing 12-month calculation. The Partnership was in compliance with its financial covenants at September 30, 2025.

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

Distributions

For the nine months ended September 30, 2025, the Partnership paid distributions of $0.641082 per common unit, or $7.1 million. For the three and nine months ended September 30, 2024, the Partnership paid distributions $0.320541 and $0.961623 per common unit, or $3.5 million and $10.6 million, respectively.

Under the amended Loan Agreement, the Partnership is not permitted to make distributions to limited partners if paying said distribution(s) would create an event of default under the Loan Agreement. In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of September 30, 2025, the unpaid Payout Accrual, for the period from July 2025 to September 2025, totaled $0.320541 per common unit, or approximately $3.5 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $1.6 million and $2.5 million in capital expenditures during the nine months ended September 30, 2025 and 2024, respectively. The Partnership has two wells in various stages of the drilling and completion process, and the Partnership estimates its share of capital expenditures to finish these wells is less than $1 million. In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells, including six of which the Partnership has an average working interest of approximately 14%. The Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million, which the Partnership estimates will be incurred during the fourth quarter of 2025 and into the first half of 2026. In addition to the estimated capital expenditures to fully fund the in-process and recently-elected wells, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2026 through 2030 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2025 and into 2026. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Subsequent Events

In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells, including six of which the Partnership has an average working interest of approximately 14%. The Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million, which the Partnership estimates will be incurred during the fourth quarter of 2025 and into the first half of 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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
10.1

First Amendment to Credit Agreement dated effective as of August 9, 2025 by and among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q filed on August 13, 2025)

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
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.

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

Date: November 13, 2025