Form 10-K
period 2025-12-31
ENERGY RESOURCES 12, L.P.
filed 2026-03-25
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of March 25, 2026, the Partnership had 11,031,579 common units outstanding.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Iranian-Israeli-American and Russian-Ukrainian conflicts or any other Middle Eastern conflicts on the global energy markets;
●	intentions of the Partnership’s operators with regard to their drilling programs;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future capital expenditures;
●	estimated future distributions;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

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

As of December 31, 2025, the Partnership owned an approximate 5.3% non-operated working interest in 452 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

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

From September 1, 2017, the effective date of the Partnership’s first acquisition, to December 31, 2025, the Partnership has participated in the drilling of 263 wells, of which 249 have been completed at December 31, 2025. The Partnership has incurred a total of approximately $86.4 million in capital drilling and completion costs to develop these 263 wells through December 31, 2025. The Partnership anticipates approximately $8 million of capital expenditures will be incurred to complete the 12 wells in process at December 31, 2025.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids (“NGL”). Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East and Russia; current and/or future government sanctions impacting certain oil producing nations; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns; environmental and climate change regulation; actions taken by and production quotas set by the Organization of the Petroleum Exporting Countries ("OPEC") and certain non-member oil-producing countries, including Russia ("OPEC+"); and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of NGL. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

During 2025, oil prices were lower on average than 2024 and experienced periodic volatility driven by many of the factors discussed above, specifically global supply-demand fundamentals as inventories increased and production from OPEC+ remained elevated. The oil and natural gas industry is particularly volatile and cyclical, and the demand for goods and services of oil field companies, suppliers and others associated with the industry put pressure on the economic stability and pricing structure within the industry. Ongoing inflationary pressures have resulted in and may result in increases to the costs of goods, services and personnel.

Consistent with non-operators of well interests within the industry, the Partnership engages in oil and natural gas well development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include the Partnership’s acreage. The Partnership relies on its operators to propose, permit and initiate the drilling of wells. The Partnership assesses each drilling opportunity on a case-by-case basis and participates in wells that expect to meet a desired return based upon estimates of recoverable oil and natural gas, expected oil and natural gas prices, expertise of the operator, and completed well cost from each project, as well as other factors. Historically, the Partnership has participated pursuant to its working interest in the majority of the wells proposed. Declines in oil prices typically reduce the number of well proposals the Partnership receives.

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

	Year Ended December 31,		Percent
	2025	2024	Change

Sold production (BOE):
Oil	329,265	421,815	-21.9%
Natural gas	161,553	176,373	-8.4%
Natural gas liquids	148,241	156,667	-5.4%
Total	639,059	754,855	-15.3%

Average sales price per unit:
Oil (per Bbl)	$64.25	$74.02	-13.2%
Natural gas (per Mcf)	2.32	1.45	60.0%
Natural gas liquids (per Bbl)	18.01	21.45	-16.0%
Combined (per BOE)	40.80	47.85	-14.7%

Average unit cost per BOE:
Production costs
Production expenses	22.38	23.41	-4.4%
Production taxes	2.79	3.87	-28.0%
Total production costs	25.17	27.28	-7.7%
Depreciation, depletion, amortization and accretion	24.53	23.61	3.9%

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

For the year ended December 31, 2025, the Partnership declared and paid distributions of $0.641082 per common unit, or $7.1 million. For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million.

Oil and Natural Gas Reserves

The table below summarizes the Partnership’s estimated net proved reserves as of December 31, 2025:

	Oil	Natural Gas	NGLs	Total	Standardized Measure (2)
Proved Reserves (1)	(MBbls)	(MMcf)	(MBbls)	(MBOE)	(in thousands)
PDP Properties	2,195	5,074	844	3,885	$30,340
PUD Properties	4,015	2,571	459	4,903	31,064
Total Proved Reserves	6,210	7,645	1,303	8,788	$61,404

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

The Partnership’s proved reserves as of December 31, 2025 were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules based on unweighted arithmetic average prices as of the first day of each of the twelve months ended on such date. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2025 were $64.22 per barrel of oil, $2.22 per MMcf of natural gas and $18.41 per barrel of NGL. See “Note 8 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in the accompanying notes to consolidated financial statements included elsewhere in this report for information concerning proved reserves.

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

The table above represents estimates only. Reserves estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data and these differences may be significant. Therefore, these estimates are not precise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. In addition, the Partnership may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond its control. Prices for oil at December 31, 2025 were below the 2025 average prices using the parameters established by the SEC. Due to the volatility of the market, a period of sustained higher or lower prices will have a positive or negative impact to the estimated quantities and present values of the Partnership’s reserves.

Proved Undeveloped Reserves (PUD)

At December 31, 2025, the Partnership had PUDs of approximately 4,903 BOE, or approximately 56% of total proved reserves. The following table reflects the changes in PUDs during 2025:

BOE
Proved undeveloped reserves, December 31, 2024	4,056,385
Revisions of previous estimates (1)	885,598
Extensions, discoveries and other additions (2)	38,417
Conversion to proved developed reserves (3)	(77,636)
Proved undeveloped reserves, December 31, 2025	4,902,764

(1)	The annual review of the PUDs resulted in a positive revision of approximately 886 MBOE. This revision was the result of 1,062 MBOE of positive adjustments attributable to changes in the future drill schedule, offset by 176 MBOE of negative adjustments attributable to changes in prices and production costs when comparing the Partnership’s reserves at December 31, 2025 to December 31, 2024.

(2)	In 2025, extensions, discoveries and other additions of 38 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(3)	The Partnership completed 5 new wells during 2025; therefore, the Partnership converted these 5 wells to proved developed reserves during 2025, which resulted in a downward adjustment to PUDs of 78 MBOE.

Under current SEC requirements, PUD reserves may only be booked if they relate to wells scheduled to be drilled within five years of their date of original booking unless specific circumstances justify a longer time. The Partnership will be required to remove current PUDs if the Partnership does not drill those reserves within the required five-year time frame, unless specific circumstances justify a longer time. All of the Partnership’s PUDs at December 31, 2025 are scheduled to be drilled within five years of the date they were initially recorded. However, since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict with certainty the timing of drilling and completion of wells currently classified as PUD reserves. Historically, energy commodity prices have been volatile, and due to geopolitical risks in oil producing regions of the world as well as global supply and demand concerns, the Partnership continues to expect significant price volatility. Sustained lower prices for oil and natural gas may cause the Partnership in the future to forecast less capital to be available for development of its PUDs, which may cause the Partnership to decrease the number of PUDs it expects to develop within the five-year time frame. In addition, lower oil and natural gas prices may cause the Partnership’s PUDs to become uneconomic to develop, which would cause the Partnership to remove them from the proved undeveloped category.

Internal Controls Over Reserve Estimates and Qualifications of Technical Persons

The Partnership’s policies and practices regarding internal controls over the recording of reserves is structured to objectively and accurately estimate its oil and natural gas reserves quantities and present values in compliance with rules, regulations and guidance provided by the SEC, as well as established industry practices used by independent engineering firms and the Partnership’s peers, and in accordance with the SPE 2007 Standards promulgated by the Society of Petroleum Engineers. The Partnership engaged Pinnacle Energy Services, LLC (“Pinnacle Energy”) to prepare the reserve estimates for all of the Partnership’s assets for the year ended December 31, 2025 in this annual report. Pinnacle Energy founder J.P. Dick has over 30 years of experience in the oil and natural gas industry, with exposure to reserves and reserve related valuations and issues during that time and is a Registered Professional Engineer in the states of Texas and Oklahoma. Further qualifications include a Bachelor of Science in petroleum engineering, extensive internal and external reserve training, and asset evaluation and management. In addition, Mr. Dick is an active participant in industry reserve seminars, professional industry groups and is a member of the Society of Petroleum Engineers.

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

The Partnership’s methodologies include reviews of production trends, analogy to comparable properties, and/or volumetric analysis. Performance methods are preferred. Reserve estimates for proved undeveloped properties are based primarily on volumetric analysis or analogy to offset production in the same or similar fields. The Partnership applies and maintains internal controls, including but not limited to the following, to ensure the reliability of reserves estimations:

●	no employee’s compensation is tied to the amount of reserves booked;
●	the Partnership follows comprehensive SEC-compliant internal policies to determine and report proved reserves;
●	reserve estimates are made by experienced reservoir engineers or under their direct supervision;
●	annual review by the Board of Directors of the General Partner of the Partnership’s year-end reserve estimates prepared by Pinnacle Energy; and
●	semi-annually, the Board of Directors of the General Partner reviews all significant reserves changes and all new proved undeveloped reserves additions.

Total Productive Wells

The following table sets forth information with respect to the Partnership’s ownership interest in productive wells as of December 31, 2025:

	December 31, 2025
	Gross	Net
Oil wells:
Williston Basin, North Dakota	454	24.7

Of the total well count for 2025, none are multiple completions.

Productive wells are producing wells and wells the Partnership deems mechanically capable of production, including shut-in wells, wells waiting for completion, plus wells that are drilled/cased and completed, but waiting for pipeline hook-up. At December 31, 2025, the Partnership had 452 wells producing or capable of production and two shut-in wells. A gross well is a well in which we own a working interest. The number of net wells represents the sum of fractional working interests the Partnership owns in gross wells.

Developed and Undeveloped Acreage Position

The following table sets forth information with respect to the Partnership’s gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2025, all of which is located in the State of North Dakota in the United States:

	Acreage allocated to		Acreage allocated to
	developed properties		undeveloped wellsites		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Williston Basin, North Dakota	7,141	2,993	1,385	581	8,526	3,574

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

Delivery Commitments

As of December 31, 2025, the Partnership had no commitments to deliver a fixed quantity of oil or natural gas.

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

Solid and Hazardous Waste Handling

The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous waste. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, the Partnership expects that its operators will generate waste as a routine part of their operations that may be subject to RCRA. Although a substantial amount of the waste expected to be generated is regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the Environmental Protection Agency (“EPA”) or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future.

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

Although CERCLA generally exempts “petroleum” from the definition of hazardous substance, the Partnership expects that the operators will generate wastes that may fall within CERCLA’s definition of hazardous substance and may dispose of these wastes at disposal sites owned and operated by others. Comparable state statutes may not provide a comparable exemption for petroleum, and there is no guarantee that federal law will not adopt more stringent requirements with respect to the petroleum substances. The Partnership may also be the owner of sites on which hazardous substances have been released. If contamination is discovered at a site on which the Partnership is or has been an owner or to which the Partnership sent hazardous substances, the Partnership could be liable for the costs of investigation and remediation and natural resources damages. Further, the Partnership could be required to suspend or cease operations in contaminated areas.

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

In general, the list of substances regulated as hazardous under CERCLA has been expanding over time. For example, in May 2024, the EPA published a final rule designating perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), both forms of prevalent manufactured chemicals known as per- and polyfluoroalkyl substances, as CERCLA hazardous substances. The rulemaking requires entities to report to regulators releases of PFOA or PFOS above reportable quantities, and imposes new cleanup obligations for these chemicals.

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

In April 2020, the EPA and the U.S. Army Corps, under the first Trump administration, issued a navigable waters protection rule under the Clean Water Act, narrowing the definition of “waters of the United States” for which discharge permits would be required during development. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the new rule. Based on this ruling, in December 2022, the EPA and the U.S. Army Corps, under the Biden administration, finalized a rule that in practice restored a pre-2015, expansive definition of “waters of the United States”. This December 2022 rule was challenged by states and industry groups, and in May 2023, in a case called Sackett v. U.S. Environmental Protection Agency, the Supreme Court adopted a narrow test for wetlands covered by the Clean Water Act. In response to this decision, the EPA and the U.S. Army Corps issued a revised definition of “waters of the United States” that was meant to be expansive but also consistent with the Supreme Court’s ruling. On November 17, 2025, the EPA and the U.S. Army Corps, under the second Trump administration, proposed a new rule that defines “waters of the United States” more narrowly than the Biden-era rule. This latest rule may be the subject of litigation and, to the extent that any future judgments or rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters of the United States, including wetlands.

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

In November 2018, the EPA revised a previously stayed the 2009 rule defining site aggregation for air permitting purposes. Under this rule, it is possible that some sites could require additional permitting under the CAA, an outcome that could result in costs and delays to the Partnership’s operations.

In April 2024, the BLM issued a final rule that limits monthly royalty-free natural gas flaring at wells on federal and tribal lands and strengthens requirements to mitigate waste from these wells, including through the implementation of a leak detection and repair program. Several states brought legal challenges to the final rule. In September 2024, a federal court issued a preliminary injunction blocking enforcement of the rule in the plaintiff states of North Dakota, Texas, Montana, Wyoming, and Utah. The rule remains in effect in the balance of the states that were not covered by the preliminary injunction. At the request of the Trump administration, the litigation is being held in abeyance pending the administration's review of the rule. In November 2025, the BLM announced that it was delaying enforcement of two provisions of the rule relating to flare measurement and sampling requirements as well as the submission of leak detection and repairs plan until December 2026.

In November 2021, the Department of Transportation finalized rules that brought, for the first time, significant miles of natural gas gathering pipelines under federal safety regulation and imposed new requirements to report incidents, including methane leaks, from these pipelines.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act, or NEPA, which requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All proposed exploration and development plans on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

In May 2025, in a case called Seven County Infrastructure Coalition vs Eagle Country Colorado, the Supreme Court issued a ruling that is anticipated to result in more focused and timelier NEPA reviews. The Court emphasized that federal agencies that take the lead in NEPA reviews should consider specific proposed projects and not other future or geographically separate projects that may be built in the wake of the project being reviewed. The Court also held that federal agencies are not required to analyze the environmental impacts of projects they have no authority over; in the case before the Court, the U.S. Surface Transportation Board only needed to evaluate the effects of a railway and not upstream oil drilling or downstream oil refining that may occur later. The second Trump administration has taken steps that are anticipated to further narrow the scope and accelerate the timing of NEPA reviews. In January 2025, as part of the Unleashing American Energy executive order, the administration directed the Council of Environmental Quality, or CEQ, to propose rescinding CEQ’s NEPA regulations. In September 2025, citing the Supreme Court’s decision in Seven County Infrastructure Coalition, CEQ issued guidance to federal agencies to revise their NEPA implementing procedures to expedite permitting approvals and ensure consistency across NEPA reviews. In January 2026, the Department of the Interior published a final rule that rescinds all CEQ regulations that implemented NEPA. With the regulations rescinded, the individual federal agency rules, guidance and policies, along with the CEQ guidance, will establish the parameters of NEPA reviews.

Climate Change Legislation

More stringent federal and state laws and regulations relating to climate change and GHG emissions may be adopted in the future and could cause the Partnership to incur material expenses in complying with them. Both houses of Congress have considered legislation to reduce emissions of GHGs, but federal legislation has passed.

In 2007, in Massachusetts vs the EPA, the Supreme Court found that GHGs meet the definition of air pollutant under the CAA and that the EPA could only avoid taking actions with respect to GHGs if it determined they do not contribute to climate change or if it provided a rationale for not making such a determination. In light of this ruling, in December 2009, the EPA issued the Endangerment Finding, finding that six GHGs threaten public health and welfare. This triggered an obligation for the EPA to issue GHG emissions standards for new vehicles and engines. The EPA also determined that the Endangerment Finding enabled it to regulate GHG emissions from stationary sources. In 2015, the EPA issued regulations governing GHG emissions from new and existing power plants. These regulations were repealed and replaced in the first Trump administration. In 2024, the Biden administration promulgated new GHG rules for power plants.

In February 2026, the second Trump administration repealed the EPA’s 2009 Endangerment Finding. In repealing the Endangerment Finding, the EPA cited the June 2022 Supreme Court decision in a case called West Virginia v. U.S. Environmental Protection Agency. In this case, the Supreme Court held that the “major questions” doctrine limits the EPA’s power to curtail GHG emissions by requiring power plants to shift generation to lower emitted fuel sources. The case involved a challenge by Republican-led states and coal companies to a federal court ruling that struck down a Trump-era EPA rule that relaxed GHG requirements for power plants. The EPA also cited the June 2024 Supreme Court decision in a case called Loper Bright Enterprises v Raimondo, in which the Supreme Court found that courts must uphold the “best” reading of ambiguous statutes instead of deferring to a regulatory agency’s reading. The EPA argued that these two cases suggest that, since the CAA does not mention GHGs or climate change explicitly, Congress did not intend for the EPA to regulate them.

As the Endangerment Finding was the prerequisite for the EPA regulating GHGs, its repeal creates uncertainty with respect to any regulation of GHGs by the EPA. A coalition of health and environmental groups is suing the EPA over the repeal, and states, including California and Massachusetts, have also indicated their intent to sue the EPA. Under the second Trump administration, the EPA has taken other steps to dismantle its regulation of GHGs. In 2009, the EPA adopted a mandatory GHG emissions reporting program that imposed reporting and monitoring requirements on various types of facilities and industries including onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities. In September 2025, the EPA proposed to end the 2009 GHG emissions mandatory reporting program for 47 of 48 covered industries (all but the petroleum and natural gas systems industries), and in February 2026 the EPA extended the deadline to report 2025 GHG emissions from March 31, 2026 to October 30, 2026.

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

In August 2019, the Fish and Wildlife Service finalized revisions to ESA regulations that in part removed the requirement that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination.” The rules also relaxed the protection afforded to species listed as “threatened” from those that are endangered, with the protection for “threatened” species being made on more of a case-by-case basis. In March 2024, the Biden administration issued three rules that revised the rules issued under the first Trump administration. The revisions include reinstating the rule that automatically extends protections for “endangered” species to “threatened” species, and the rule requiring that listing, delisting or reclassification of species be made “without reference to possible economic or other impacts of such determination” among other changes. In November 2025, the second Trump administration proposed rules that would largely rescind the Biden administration’s rules and revert to the first Trump administration’s August 2019 revisions, including rescinding the rule that delisting or reclassification of species be made without reference to possible economic impacts and the rule that automatically extended protections for endangered species to threatened species.

OSHA and Other Laws and Regulation

The Partnership is subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right–to–know regulations under Title III of CERCLA and similar state statutes require that the Partnership organize and/or disclose information about hazardous substances used or produced in the Partnership’s operations.

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

Exports of US Oil Production and Natural Gas Production

At the end of 2015, the U.S. Congress voted to end a decades-old prohibition of exports of oil produced in the lower 48 states of the U.S. Under the NGA, the U.S. Department of Energy (“DOE”) authorizes exports of U.S.-produced natural gas, including exports of natural gas by pipelines connecting U.S. natural gas production to pipelines in Mexico and Canada. Under the NGA, FERC authorizes the construction and operation of natural gas pipeline facilities crossing the U.S. border used to export U.S.-produced natural gas. In addition, under the NGA, the DOE authorizes the export of liquefied natural gas (“LNG”) through LNG export facilities, while FERC authorizes the siting and construction of onshore and near-shore LNG export terminals. In 2020, DOE issued a Final Policy Statement discontinuing its practice of granting a standard 20-year export term for long-term authorizations to export domestically produced natural gas from the lower-48 states to countries with which the U.S. has not entered into a free trade agreement providing for national treatment for trade in natural gas (“Non-FTA Countries”), and adopting a term through December 31, 2050, as the standard export term for long-term Non-FTA authorizations. Under DOE’s Policy Statement, holders of existing Non-FTA authorizations may file an application with DOE requesting to amend its authorization to extend its export term through December 31, 2050. In January 2024, the Biden Administration paused approvals for pending and future applications to export LNG from new projects while the DOE reviews the economic and environmental impacts of those projects. In January 2025, the second Trump Administration rescinded this pause in approvals, and in February 2025, began to issue LNG export licenses.

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

Multiple other companies operate the properties the Partnership has acquired. The Partnership has limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that it is required to fund. The failure of an operator of the Partnership’s wells to adequately perform operations, to comply with the applicable agreements or to act in ways that are in the Partnership’s best interest could reduce the Partnership’s production and revenues. The Partnership’s dependence on the operator and other working interest owners for these projects and its limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of the Partnership’s targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.

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

The Dakota Access Pipeline (“DAPL”), a major pipeline running out of the Williston Basin, is subject to publicized ongoing litigation that could threaten its continued operation. In July 2020, the U.S. District Court for D.C. (“D.C. District Court”) ruled that the Dakota Access Pipeline, a significant pipeline that transports oil and natural gas from North Dakota fields, must suspend operations due to inadequate environmental review previously performed by the U.S. Army Corps of Engineers. In August 2020, the ruling was stayed on appeal by the U.S. Court of Appeals for the D.C. Circuit (“D.C. Appellate Court”), allowing the pipeline to operate until a further ruling was made. In January 2021, the D.C. Appellate Court affirmed the D.C. District Court’s decision. Further, in May 2021, the D.C. District Court denied an injunction that would have required a shutdown of the Dakota Access Pipeline while the U.S. Army Corps of Engineers (“Army Corps”) completes its comprehensive environmental review. In June 2021, the D.C. District Court dismissed the existing claims against the Dakota Access Pipeline and its operators, but stated the plaintiffs could renew challenges against the pipeline after the Army Corps releases its environmental impact statement ("EIS"). In February 2022, the United States Supreme Court declined to take a case brought by the Dakota Access Pipeline operators that challenged the requirement of an updated environmental review as upheld by lower courts. The Army Corps released its initial draft of its EIS in September 2023 and released the final EIS in December 2025. The release of the final EIS opened up a 30-day period for the Army Corps to adopt a final record of decision (ROD), which will determine whether DAPL is authorized to continue operating as is, required to change conditions, or even face shutdown or removal.

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

The Partnership anticipates that it may be obligated to significantly invest within the next five years in drilling and well completion capital expenditures to fully participate in operator drilling programs in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements governing those properties. The Partnership will depend, at least in part, on cash flow from operations and/or availability under its credit facility to fund the anticipated capital expenditures needed to retain its full interest in the Bakken Assets. None of these funding sources is guaranteed, and if the Partnership is unable to obtain all of this funding, the Partnership may lose all or a portion of the assets acquired, and its results of operations will be negatively affected accordingly.

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

Additional potential risks related to development include, among other things:

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

Ongoing inflationary pressures have resulted in and may result in increases to the costs of goods, services and personnel, and sustained periods of higher costs could reduce the Partnership’s profitability and cash flow.

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

Subsequent to the Partnership’s first acquisition of the Bakken Assets on February 1, 2018, the General Partner and its affiliates began receiving an annual management fee, paid quarterly, which is 0.5% of total gross equity proceeds raised in the Partnership’s offering. After the completion of the Partnership’s best-efforts offering in October 2019, in which approximately $218 million in gross proceeds were raised, the annual management fee to the General Partner is approximately $1.1 million. In addition, the General Partner and its affiliates have been or will be reimbursed for third-party costs incurred in connection with the Partnership’s business activities. The fees and direct costs to be paid to the General Partner will reduce the amount of cash distributions to investors. With respect to third-party costs, the General Partner has sole discretion on behalf of the Partnership to select the provider of the services or goods and the provider’s compensation.

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

The timing and amount of distributions will be determined in the sole discretion of the General Partner. The level of distributions, when made, will primarily be dependent upon the Partnership’s levels of revenue, among other factors. Distributions may be reduced or deferred, in the discretion of the General Partner, to the extent that the Partnership’s revenues are used or reserved for any of the following:

●

annual management fees paid and third-party expense reimbursements to the General Partner and its affiliates as described above in “— Amounts paid to the General Partner, regardless of success of the Partnership’s activities, will reduce cash distributions;”

●	repayment of borrowings and regularly scheduled debt service payments;
●	drilling and completing new wells;
●	cost overruns on drilling, completion or operating activities;
●	remedial work to improve a well’s producing capability;
●	uninsured losses from operational risks including liability for environmental damages;
●	direct costs and general and administrative expenses of the Partnership;
●	reserves, including a reserve for the estimated costs of eventually plugging and abandoning the wells; or
●	indemnification of the General Partner and its affiliates by the Partnership for losses or liabilities incurred in connection with the Partnership’s activities.

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

The decision to sell the Partnership’s properties or merge with another entity will be based on a number of factors, including the domestic and foreign supply of and demand for oil, natural gas and other hydrocarbons, commodity prices, demand for oil and natural gas assets in general, the value of the Partnership’s assets, the projected amount of the Partnership’s oil and natural gas reserves, general economic conditions and other factors that are out of the Partnership’s control. In addition, the ability to list its common units on a national securities exchange will depend on a number of factors, including the amount of assets, revenues and earnings that the Partnership has at the time of listing, the then existing market for oil and natural gas master limited partnerships, the state of the U.S. securities markets, the Partnership’s ability to meet the requirements of national securities exchanges, securities laws and regulations and other factors. If the Partnership is unable to either sell its properties, merge or list the common units on a national securities exchange in accordance with its current plans, you may be unable to sell or otherwise transfer your common units and you may lose some or all of your investment. The Partnership Agreement does not obligate the General Partner to cause a liquidity event within any particular timeline. The timing of a liquidity event will be dependent upon many factors, including prevailing market conditions, and the Partnership Agreement gives the Partnership flexibility on timing so that the Partnership is not forced to act during periods of low oil and natural gas prices, or other disadvantageous situations.

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

In general, holders of the Partnership’s common units are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to the Partnership’s trade or business during its taxable year. However, for taxable years beginning after December 31, 2017, the deduction for “business interest” is limited to the sum of the Partnership’s business interest income and 30% of “adjusted taxable income.” For the purposes of this limitation, the Partnership’s adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, or after December 31, 2024, any deduction allowable for depreciation, amortization, or depletion is added back to taxable income in computing adjusted taxable income. Any disallowed business interest expense is then generally carried forward as a deduction in a succeeding taxable year at the partner level. These limitations might cause interest expense to be deducted by Partnership unit holders in a later period than recognized in the GAAP financial statements.

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

Item 3. Legal Proceedings

The Partnership may be a party to various legal proceedings that arise in the ordinary course of business. At the end of the period covered by this Annual Report on Form 10-K, the Partnership was not a party to any material, pending legal proceedings, or involved in any litigation nor, to management’s knowledge, is any litigation threatened against the Partnership where the outcome would, in management’s judgment based on information currently available to the Partnership, have a material adverse effect on the Partnership’s consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Units

As of December 31, 2025, there were approximately 11.0 million common units outstanding, which were held by approximately 3,600 limited partners. There is currently no established public trading market in which the Partnership’s common units are traded.

Solely to assist trustees and custodians of individual retirement accounts (“IRAs”) containing an investment in the Partnership’s common units and to assist broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) rules for investments in the Partnership, the Partnership is providing an estimated per common unit value of the Partnership’s common units as of December 31, 2025 of $8.26 per common unit, as further described below. There can be no assurance that this estimated value per common unit, or the method used to estimate such value, complies with requirements applicable to a trustee’s, custodian’s or broker-dealer’s obligations with respect to IRAs or FINRA’s reporting requirements. At December 31, 2025, the Partnership owns an approximate 5.3% non-operated working interest in 452 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Bakken Assets are operated by third-party operators on behalf of the Partnership and other working interest owners. The average age of the Partnership’s producing wells is approximately 8.5 years.

The fair value estimate of the Partnership’s common units was based upon a third-party valuation, performed by Pinnacle Energy Services of Oklahoma City, Oklahoma, of the Partnership’s oil and natural gas properties and management’s estimate of the fair value of the Partnership’s other assets and liabilities as of December 31, 2025. The developed per common unit value range is $7.08 – $9.52. The Partnership utilized the mid-point of the assumptions discussed below to determine the estimated value per common unit above. The following is a summary of the details of the fair value estimate:

Estimate at
(in thousands, except per common unit data)	12/31/25
(unaudited)

Estimated fair value of oil and natural gas properties	$95,982
Estimated fair value of cash and cash equivalents	1,492
Estimated fair value of other assets and liabilities, net	(568)
Estimated fair value of outstanding debt	(5,800)
Estimated fair value of equity	$91,106

Common units outstanding	11,032

Estimated value per common unit	$8.26

Since the Partnership’s common units are not listed on a national securities exchange, no material public market exists for the Partnership’s common units. As a result, although not prepared for generally accepted accounting purposes, the value estimate of the Partnership’s oil and natural gas properties was derived from unobservable inputs and was based on the income approach as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. In the income approach, the estimated value of the Partnership’s oil and natural gas properties was calculated from a discounted cash flow model using consolidated projected cash flows of the Partnership’s reserves, as well as a discount rate based on market conditions at December 31, 2025. An additional market-based adjustment was made to reflect the probability of successful future development of the Partnership’s oil and natural gas reserves at December 31, 2025. The Partnership’s cash and cash equivalents are all highly liquid with maturities of three months or less and the fair market value approximates the carrying value. The Partnership’s other assets and liabilities include receivables from the sale of oil, natural gas and natural gas liquids, accounts payable and accrued expenses, which are short-term in nature, and the carrying value of these assets and liabilities approximates fair value at December 31, 2025. The carrying value of the Partnership’s outstanding debt was considered to approximate fair value at December 31, 2025 based on general market conditions and its maturity. The valuation methodology and calculations were reviewed by management of the Partnership and considered reasonable. The estimated value was not based on an appraisal of the Partnership’s assets.

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

Assumptions Used in Estimated Value per Common Unit

As discussed above, the estimated value of the Partnership’s oil and natural gas properties was determined based on various market level assumptions, including but not limited to commodity market prices, discount rates and processing and transportation costs. Because the Partnership’s assets are operated by 13 third-party operators, some of the assumptions will vary by operator. The following is a list of key assumptions used in the calculation of the estimated value of the Partnership’s oil and natural gas properties, a component of the estimated value per common unit:

●

NYMEX oil strip pricing as of January 1, 2026, which ranges from $56.82 per barrel to $60.77 per barrel as of January 1, 2026 to December 31, 2030, and an increase of 3% thereafter with price cap at $85.00 per barrel

●

NYMEX gas strip pricing as of January 1, 2026, which ranges from $3.61 per Mcf to $3.61 per Mcf as of January 1, 2026 to December 31, 2030, and an increase of 3% thereafter with a price cap of $4.50 per Mcf

●	Differentials to NYMEX strip pricing due to product processing, transportation or contract terms

-	Weighted average oil differential of -$1.68 per barrel of oil
-	Weighted average natural gas differential of -$1.11 per Mcf of natural gas
-	Natural gas liquids (NGL) pricing determined using weighted average of -1.3% of NYMEX oil price
-	Weighted average natural gas shrink of 32%
-	Weighted average NGL yield of 123.10 barrels per MMcf of wet gas

●	Additional gathering and processing (G&P) expenses subsequently applied after differentials to NYMEX strip pricing

-	Weighted average G&P expense on the production and sale of oil of $4.68 per barrel
-	Weighted average G&P expense on the production and sale of natural gas of $2.71 per Mcf
-	Weighted average G&P expense on the production and sale of NGL of $21.38 per barrel of oil equivalent

●	Weighted average estimate of gross fixed lease operating expenses per well of approximately $13,850 per month
●	Total net variable lease operating expenses estimated at weighted average of $5.69 per barrel of oil
●	Total net variable workover expenses estimated at $3.67 per barrel of oil
●	Gross capital expenditures to drill and complete future development locations estimated between approximately $9.0 and $11.0 million per well, depending upon operator and length of the well
●	Discount rate – 10.0%
●	Risk adjustments to calculated present value

-	Proved developed producing (PDP) assets – 5.0%
-	Proved developed non-producing (PDNP) assets – 10.0%
-	Proved undeveloped (PUD) assets to be drilled within five years – 15.0%
-	Proved undeveloped (PROB) assets to be drilled between five and ten years – 25.0%
-	Proved undeveloped (POSS) assets to be drilled after ten years – 35.0%
-	Proved developed and undeveloped non-consent assets – 50.0%

A change in any of the assumptions would likely produce a different estimated value per common unit. For example:

●	An increase in the discount rate assumption of 100 basis points would decrease the per common unit value range by approximately $1.06 per common unit, all other assumptions remaining the same;
●	A decrease in the discount rate assumption of 100 basis points would increase the per common unit value range by approximately $1.26 per common unit, all other assumptions remaining the same;
●

An increase in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would increase the per common unit value range by approximately $1.13 per common unit, all other assumptions remaining the same;

●

A decrease in the average NYMEX oil and natural gas strip pricing assumptions of 500 basis points would decrease the per common unit value range by approximately $1.18 per common unit, all other assumptions remaining the same;

●

An increase of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would decrease the per common unit value range by approximately $0.56 per common unit, all other assumptions remaining the same; and

●

A decrease of 500 basis points in the risk adjustment percentage to calculated present value per reserve category would increase the per common unit value range by approximately $0.56 per common unit, all other assumptions remaining the same.

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

For the year ended December 31, 2025, the Partnership declared and paid distributions of $0.641082 per common unit, or $7.1 million. For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of December 31, 2025, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.3% non-operated working interest in 452 producing wells, an estimated approximate 7.1% non-operated working interest in 12 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by multiple third-party operators, including Devon Energy Corporation, Marathon Oil, EOG Resources, Continental Resources and Chord Energy.

Current Price Environment

Oil, natural gas and natural gas liquids (“NGL”) prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly Russia and the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; environmental and climate change regulation; actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”) and certain non-member oil-producing countries, including Russia ("OPEC+"); and the strength of the U.S. dollar in international currency markets.

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. While full-year 2025 oil prices averaged in the mid $60s per barrel, market prices trended downward throughout the year. Oil prices closed in mid-December 2025 at approximately $55 per barrel, the lowest level since the first quarter of 2021. Factors negatively weighing down oil prices in 2025 include (i) continued uncertainty regarding U.S. trade policies and tariffs and the related concern of increased inflation; (ii) the decision by OPEC+ to increase its production quotas starting in May 2025 (which continued through year-end); and (iii) global economic growth projections and the impact on global oil consumption. Oil prices had rebounded to above $60 per barrel in the first quarter of 2026 on the heels of higher seasonal demand and global supply restraint. In late February and early March 2026, military conflict involving the United States, Israel and Iran escalated in the Middle East, increasing geopolitical uncertainty in global energy markets. Concerns over disruptions to oil production and shipping routes in the region are anticipated to contribute to market price volatility for an undeterminable period of time.

Natural gas prices benefited from a tighter domestic market, as lower production growth, stronger LNG exports and declining storage inventories led to higher average prices in 2025 over 2024.

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

The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Percent
	2025	2024	Change
Average market closing prices (1)
Oil (per Bbl)	$64.78	$75.76	-14.5%
Natural gas (per Mcf)	$3.52	$2.37	48.5%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

As specified by the SEC, the prices for oil, natural gas and NGL used to calculate the Partnership’s reserves are based on the unweighted arithmetic average prices as of the first day of each of the twelve months during the years ended December 31, 2025 and 2024. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2025 were $64.22 per barrel of oil, $2.22 per MMcf of natural gas and $18.41 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $75.33 per barrel of oil, $1.43 per MMcf of natural gas and $0.49 per barrel of NGL. See “Note 8 — Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)” in Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information on the oil, natural gas and NGL prices used in computing the Partnership’s reserves as of December 31, 2025 and 2024.

Results of Operations for Years 2025 and 2024

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly sold production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids, (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	Percent of Revenue	2024	Percent of Revenue	Percent Change
Total revenues	$26,074,406	100.0%	$36,118,140	100.0%	-27.8%
Production expenses	14,305,240	54.9%	17,670,082	48.9%	-19.0%
Production taxes	1,784,385	6.8%	2,923,118	8.1%	-39.0%
Depreciation, depletion, amortization and accretion	15,673,314	60.1%	17,823,407	49.3%	-12.1%
General and administrative expenses	2,222,707	8.5%	2,198,954	6.1%	1.1%

Sold production (BOE):
Oil	329,265		421,815		-21.9%
Natural gas	161,553		176,373		-8.4%
Natural gas liquids	148,241		156,667		-5.4%
Total	639,059		754,855		-15.3%

Average sales price per unit:
Oil (per Bbl)	$64.25		$74.02		-13.2%
Natural gas (per Mcf)	2.32		1.45		60.0%
Natural gas liquids (per Bbl)	18.01		21.45		-16.0%
Combined (per BOE)	40.80		47.85		-14.7%

Average unit cost per BOE:
Production expenses	22.38		23.41		-4.4%
Production taxes	2.79		3.87		-28.0%
Depreciation, depletion, amortization and accretion	24.53		23.61		3.9%

Capital expenditures	$3,881,838		$2,826,249

Oil, natural gas and NGL revenues

For the years ended December 31, 2025 and 2024, revenues for oil, natural gas and NGL sales were $26.1 million and $36.1 million, respectively. Revenues for the sale of crude oil were $21.2 million and $31.2 million, respectively, which resulted in realized prices of $64.25 and $74.02 per barrel, respectively. Revenues for the sale of natural gas were $2.3 million and $1.5 million, respectively, which resulted in realized prices of $2.32 and $1.45 per Mcf, respectively. Revenues for the sale of NGLs were $2.7 million and $3.4 million, respectively, which resulted in realized prices of $18.01 and $21.45 per BOE, respectively. Average realized prices in the fourth quarter of 2025 were approximately $61.45 per barrel of oil, $2.28 per Mcf of natural gas and $14.88 per BOE of NGL, compared to the fourth quarter of 2024 prices of approximately $67.50 per barrel of oil, $1.76 per Mcf of natural gas and $21.74 per BOE of NGL.

The Partnership’s results for 2025 were negatively impacted by the natural decline of aging wells, with sold production for the Bakken Assets totaling approximately 1,700 BOE per day and 1,800 BOE per day for the quarter and year ended December 31, 2025. The Partnership turned 20 new wells to sales during the second and third quarters of 2024, which contributed to sold production for the Bakken Assets of approximately 2,000 BOE per day and 2,100 BOE per day for the quarter and year ended December 31, 2024. The Partnership anticipates production to see a boost in the first half of 2026 due to the anticipated completion of the 12 wells currently in various stages of the drilling and completion process. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion.

The downward pressure on oil market prices during 2025 continued to negatively impact the Partnership's revenues compared to the year ended December 31, 2024. Supply constraints and heightened demand did have a positive effect on natural gas prices throughout 2025, which resulted in higher natural gas revenues and helped offset lower oil prices. The Partnership’s realized sales prices for NGLs are influenced by the components extracted, including ethane, propane and butane and natural gasoline, among others, and the respective market pricing for each component.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On a weighted average basis by operator, the Partnership’s realized oil price differentials were approximately $0.70 per barrel of oil higher during the year ended December 31, 2025, in comparison to year ended December 31, 2024, which reduced the Partnership’s realized oil sales prices.

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

For the years ended December 31, 2025 and 2024, production expenses were $14.3 million and $17.7 million, and production expenses per BOE of sold production were $22.38 and $23.41, respectively. Production expenses for the fourth quarters of 2025 and 2024 were $3.8 million and $4.1 million, respectively, and production expenses per BOE of production were $24.11 and $22.83, respectively. The Partnership’s production expenses during 2024 were substantially higher than those in 2025 due to (i) additional marketing expenses required on the sale of natural gas at low market prices, and (ii) more workover activity to ensure production from wells is maximized. However, lower production volumes in fourth quarter of 2025 reduced the base over which fixed costs are spread, which led to higher production expenses per BOE for the three months ended December 31, 2025 compared to the same period of 2024.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGL to total sales. Production taxes for the years ended December 31, 2025 and 2024 were $1.8 million (6.8% of revenue) and $2.9  million (8.1% of revenue), respectively. Production taxes for the fourth quarters of 2025 and 2024 were $0.4 million (6.0% of revenue) and $0.6 million (8.0% of revenue), respectively. Oil production comprised approximately 52% and 56%, respectively, of the Partnership’s sold production volumes in the years ended December 31, 2025 and 2024, and approximately 48% and 57%, respectively, for the three-month periods ended December 31, 2025 and 2024.

General and administrative expenses

General and administrative costs for the years ended December 31, 2025 and 2024 were $2.2 million in both periods. The principal components of general and administrative expense are accounting, legal, advisory, consulting and management fees.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the years ended December 31, 2025 and 2024 was $15.7 million and $17.8 million, respectively, and DD&A per BOE of production was $24.53 and $23.61, respectively. DD&A for the fourth quarters of 2025 and 2024 was $3.2 million and $4.1 million, respectively, and DD&A per BOE of production was $20.63 and $23.00, respectively.

The increase in DD&A expense per BOE of production for the year ended December 31, 2025, compared to 2024, is primarily due to incremental increases to the depletion rate through the first nine months of 2025 based on usage of the Partnership’s proved developed reserves. However, an increase in proved undeveloped reserves resulting from adjustments to future drill schedule (see new wells discussed below Oil and Natural Gas Properties) made in the December 31, 2025 reserve analysis reduced the fourth quarter depletion rate and resulted in a decrease in DD&A expense per BOE for the quarter ended December 31, 2025, compared to 2024.

Interest expense, net

Interest expense, net for the years ended December 31, 2025 and 2024 was approximately $511,000 and $259,000, respectively. The primary component of interest expense is interest expense on the BancFirst Credit Facility (“Credit Facility”).

Supplemental Non-GAAP Measure

The Partnership uses “Adjusted EBITDAX”, defined as loss before (i) interest expense, net; (ii) income taxes; (iii) depreciation, depletion, amortization and accretion; and (iv) exploration expenses, as a key supplemental measure of its operating performance. This non-GAAP financial measure should be considered along with, but not as alternatives to, net income, operating income, cash flow from operating activities or other measures of financial performance presented in accordance with GAAP. Adjusted EBITDAX is not necessarily indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Although Adjusted EBITDAX, as calculated by the Partnership, may not be comparable to Adjusted EBITDAX as reported by other companies that do not define such terms exactly as the Partnership defines such terms, the Partnership believes this supplemental measure is useful to investors when comparing the Partnership’s results between periods and with other energy companies.

The Partnership believes that the presentation of Adjusted EBITDAX is important to provide investors with additional information (i) to provide an important supplemental indicator of the operational performance of the Partnership’s business without regard to financing methods and capital structure, and (ii) to measure the operational performance of the Partnership’s operators.

The following table reconciles the Partnership’s GAAP net income to Adjusted EBITDAX for the years ended December 31, 2025 and 2024.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net loss	$(8,422,367)	$(4,756,820)
Interest expense, net	511,127	259,399
Depreciation, depletion, amortization and accretion	15,673,314	17,823,407
Exploration expenses	-	-
Adjusted EBITDAX	$7,762,074	$13,325,986

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand, cash flow generated from the Bakken Assets and availability under the Partnership's Credit Facility. At the time of filing this Form 10-K, the Partnership had approximately $0.8 million in cash on-hand. The Partnership generated approximately $8.1 million and $13.4 million in cash flow from operating activities for the year ended December 31, 2025 and 2024, respectively. The Partnership has approximately $4.2 million in availability under the Credit Facility at both December 31, 2025 and as of the filing of this Form 10-K.

The Partnership anticipates that cash on-hand, cash flow from operations availability under the Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. As discussed in Note 4. Debt in Part II, Item 8 – Financial Statements and Supplementary Data, the Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at December 31, 2024, March 31, 2025 and June 30, 2025. The Lender waived this covenant calculation for each of those quarters. In August 2025, the Partnership and its Lender entered into an amendment to the Loan Agreement, that among other things, renewed and extended the Credit Facility for an additional year to March 1, 2027, and amended the definition of the debt service coverage ratio. Under the amended Loan Agreement, the debt service coverage ratio is a quarterly calculation (started with the quarter ended September 30, 2025), as opposed to a trailing 12-month calculation. The Partnership was in compliance with its financial covenants for the quarters ended September 30, 2025 and December 31, 2025.

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

For the year ended December 31, 2025, the Partnership declared and paid distributions of $0.641082 per common unit, or $7.1 million. For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million.

Under the amended Loan Agreement, the Partnership is not permitted to make distributions to limited partners if paying said distribution(s) would create an event of default under the Loan Agreement. In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2025, the unpaid Payout Accrual, for the period from July 2025 to December 2025, totaled $0.662216 per common unit, or approximately $7.3 million.

Oil and Natural Gas Properties

Future Investment

The Partnership incurred approximately $3.9 million and $2.8 million, respectively, in capital expenditures for the years ended December 31, 2025 and 2024. In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells, including six of which the Partnership has an average working interest of approximately 14%. The Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million. Drilling began on these wells during the fourth quarter of 2025, and approximately $1.5 million in capital costs had been incurred as of December 31, 2025. The Partnership anticipates its operators will complete these wells during the first half of 2026, and therefore, the remaining capital costs are estimated to be incurred through the second quarter of 2026. In addition to the estimated capital expenditures for in-process wells, the Partnership anticipates that it may be obligated to invest up to an additional $40 million in drilling capital expenditures from 2026 through 2030 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for 2026. Current estimated capital expenditures could be significantly different from amounts actually invested.

As described above, the Partnership’s liquidity is currently dependent upon cash on-hand, cash from operations and availability under the Credit Facility. If the Partnership is not able to generate sufficient cash flow from operations or there is no availability under the Credit Facility to fund capital expenditures, it may not be able to complete its capital obligations presented by its operators or participate fully in future wells. If an operator elects to complete drilling or other significant capital expenditure activity and the Partnership is unable to fund the capital expenditures, the General Partner may decide to farmout the well. Also, if a well is proposed under the operating agreement for one of the properties the Partnership owns, the General Partner may elect to “non-consent” the well. Non-consenting a well will generally cause the Partnership not to be obligated to pay the costs of the well, but the Partnership will not be entitled to the proceeds of production from the well and would be subject to a non-consent penalty.

Oil, Natural Gas and NGL Reserves

The Partnership continually updates its proved undeveloped reserves (“PUD”) during its semi-annual review based on current market conditions and future capital investment information provided by operators of the Bakken Assets as these factors may change the planned timing of drilling and completing PUD reserve locations within the SEC five-year window. See Note 8. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited) in Part II, Item 8 – Financial Statements and Supplementary Data for complete information on the Partnership’s reserves as of December 31, 2025 and 2024.

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

Subsequent Events

In March 2026, the Partnership and its Lender entered into an amendment (“Second Amendment”) to the Loan Agreement that implemented a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. Under the Second Amendment, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Credit Facility is greater than 20% but less than or equal to 30% of PV-9 (defined as the net present value, discounted at 9% per annum) of the Partnership's proved developed producing reserves, as calculated by the Lender during the Lender’s scheduled redeterminations. Further, the Partnership must hedge at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Credit Facility is greater than 30% of PV-9. The Partnership is not required to enter into future hedging transactions if the Partnership maintains a Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9.

All other terms and conditions of the Loan Agreement and its subsequent amendments remain in effect.

In March 2026, the Partnership entered into costless collar derivative contracts to mitigate the commodity price risk for a portion of the Partnership's expected oil production for the period from April 2026 to December 2026. Costless collar derivative contracts establish floor and ceiling prices on future anticipated production, and the Partnership did not pay or receive a premium when entering the contracts. The contracts will be settled monthly. Total production covered under the contracts is 90,000 barrels of oil, with established floor and ceiling prices $75.00 and $94.35, respectively.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the General Partner of Energy Resources 12, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Resources 12, L.P. (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Depreciation, Depletion, and Amortization of oil and natural gas properties

Description of the Matter

As of December 31, 2025, the net book value of the Partnership's oil and gas properties was $144.4 million, and depreciation, depletion and amortization (DD&A) expense was $15.7 million for the year then ended.  As more fully described in Note 2, capitalized costs of oil and natural gas properties are depleted using the unit-of-production method based on estimates of proved oil and natural gas reserves, as calculated by petroleum engineers with the assistance of management. Proved oil and natural gas reserve estimates are based on geological and petroleum engineering evaluations. Estimating proved oil and gas reserves also requires the selection of inputs, including historical production, oil and gas pricing assumptions, and future operating and capital costs assumptions, among others.

Auditing the Partnership’s DD&A expense is complex because of the use of the work of the petroleum engineers and the evaluation of management’s determination of certain inputs described above used by the petroleum engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit	Our audit procedures over the Partnership’s calculation of DD&A expense included, among others, evaluating the professional qualifications of the petroleum engineers and the Partnership’s management who performed the detailed preparation and review of the reserve estimates, respectively. We evaluated the completeness and accuracy of the data and inputs described above used by the petroleum engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation, when available, and by identifying and evaluating corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. We also tested the mathematical accuracy of the unit-of-production calculations and compared the proved oil and natural gas reserves amounts used to calculate DD&A expense to the Partnership’s reserve report.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2017.

Richmond, Virginia

March 25, 2026

Energy Resources 12, L.P.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

Assets
Cash and cash equivalents	$1,491,584	$1,463,582
Accounts receivable and other current assets	2,403,519	3,885,384
Total Current Assets	3,895,103	5,348,966

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $116,770,894 and $101,131,766, respectively	144,384,449	156,140,235
Other assets, net	10,796	13,276
Total Assets	$148,290,348	$161,502,477

Liabilities
Accounts payable and accrued expenses	$2,989,580	$1,961,745
Total Current Liabilities	2,989,580	1,961,745

Revolving credit facility	5,800,000	4,600,000
Asset retirement obligations	801,133	765,443
Total Liabilities	9,590,713	7,327,188

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	138,699,850	154,175,504
General partner's interest	(215)	(215)
Total Partners’ Equity	138,699,635	154,175,289
Total Liabilities and Partners’ Equity	$148,290,348	$161,502,477

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Revenues
Oil	$21,155,668	$31,223,155
Natural gas	2,248,347	1,534,285
Natural gas liquids	2,670,391	3,360,700
Total revenue	26,074,406	36,118,140

Operating costs and expenses
Production expenses	14,305,240	17,670,082
Production taxes	1,784,385	2,923,118
General and administrative expenses	2,222,707	2,198,954
Depreciation, depletion, amortization and accretion	15,673,314	17,823,407
Total operating costs and expenses	33,985,646	40,615,561

Operating loss	(7,911,240)	(4,497,421)

Interest expense, net	(511,127)	(259,399)
Total other expense, net	(511,127)	(259,399)

Net loss	$(8,422,367)	$(4,756,820)

Basic and diluted net loss per common unit	$(0.76)	$(0.43)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2023	11,031,579	173,241,229	(215)	173,241,014
Distributions declared and paid to common units ($1.282163 per common unit)	-	(14,144,282)	-	(14,144,282)
State tax withholding payments made on behalf of limited partners	-	(673,623)	-	(673,623)
Reversal of estimated state tax withholding for limited partners	-	644,000	-	644,000
Estimated state tax withholding for limited partners for tax year 2024	-	(135,000)	-	(135,000)
Net loss	-	(4,756,820)	-	(4,756,820)
Balances - December 31, 2024	11,031,579	$154,175,504	$(215)	$154,175,289
Distributions declared and paid to common units ($0.641082 per common unit)	-	(7,072,147)	-	(7,072,147)
State tax withholding payments made on behalf of limited partners, net	-	(116,140)	-	(116,140)
Reversal of estimated state tax withholding for limited partners	-	135,000	-	135,000
Net loss	-	(8,422,367)	-	(8,422,367)
Balances - December 31, 2025	11,031,579	$138,699,850	$(215)	$138,699,635

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Cash flow from operating activities:
Net loss	$(8,422,367)	$(4,756,820)

Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion, amortization and accretion	15,673,314	17,823,407

Changes in operating assets and liabilities:
Accounts receivable and other current assets	1,540,444	719,529
Accounts payable and accrued expenses	(710,044)	(389,282)

Net cash flow provided by operating activities	8,081,347	13,396,834

Cash flow from investing activities:
Additions to oil and natural gas properties	(2,008,958)	(3,024,926)

Net cash flow used in investing activities	(2,008,958)	(3,024,926)

Cash flow from financing activities:
Cash paid for loan costs	(56,100)	(146,040)
Proceeds from revolving credit facility	1,800,000	4,600,000
Payments on revolving credit facility	(600,000)	-
Payments for state withholding taxes on behalf of limited partners, net	(116,140)	(673,623)
Distributions paid to limited partners	(7,072,147)	(14,144,282)

Net cash flow used in financing activities	(6,044,387)	(10,363,945)

Increase in cash and cash equivalents	28,002	7,963
Cash and cash equivalents, beginning of period	1,463,582	1,455,619

Cash and cash equivalents, end of period	$1,491,584	$1,463,582

Interest paid	$470,796	$177,536

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$2,102,686	$229,806

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

December 31, 2025

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

As of December 31, 2025, the Partnership owned an approximate 5.3% non-operated working interest in 452 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”), and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Partnership’s oil and natural gas properties in North Dakota (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties the Partnership has an interest in may be similarly affected by changes in economic, industry or other conditions. At  December 31, 2025 and 2024, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the years ended December 31, 2025 and 2024, approximately 91% and 94% of the Partnership's total revenue was generated through sales by five of its largest operators, respectively. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

The following table shows the activity for the years ended December 31, 2025 and 2024 relating to the Partnership’s asset retirement obligations:

Balance as of December 31, 2023	$729,315
Well additions	4,018
Accretion	32,110
Revisions	-
Balance as of December 31, 2024	$765,443
Well additions	1,505
Accretion	34,185
Revisions	-
Balance as of December 31, 2025	$801,133

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

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities, when accrued, are based upon estimates of expected future costs. At December 31, 2025 and 2024, there were no such costs accrued.

Net Loss per Common Unit

Basic net loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted net loss per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the years ended December 31, 2025 and 2024. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights (as discussed in Note 5) are not included in net income per common unit until such time that it is probable Payout (as discussed in Note 5) would occur.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Partnership is currently evaluating this ASU to determine its impact on the Partnership’s financial statements and related disclosures.

Note 3. Oil and Natural Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. From September 1, 2017, the effective date of Acquisition No. 1, to December 31, 2025, the Partnership has participated in the drilling of 263 wells, of which 249 have been completed at December 31, 2025. As of December 31, 2025, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5.3% non-operated working interest in 452 producing wells.

The Partnership incurred approximately $3.9 million and $2.8 million in capital drilling and completion costs for the years ended December 31, 2025 and 2024, respectively. In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells; the Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million. Drilling began on these wells during the fourth quarter of 2025, and approximately $1.5 million in capital costs had been incurred as of December 31, 2025. The Partnership anticipates its operators will complete these wells during the first half of 2026, and therefore, the remaining capital costs are estimated to be incurred through the second quarter of 2026. Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict the timing of drilling and completion of these wells and their associated capital expenditures. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

On  August 8, 2025 ("Effective Date"), the Partnership and its Lender entered into an amendment ("First Amendment") to the Loan Agreement that renewed and extended the Credit Facility for an additional year to  March 1, 2027 ("Revised Maturity Date"). Key terms and conditions of the First Amendment include:

●	As of the Effective Date, the borrowing base of the Credit Facility was, and remains, $10,000,000.
●	The Partnership paid a loan renewal fee to the Lender associated with the First Amendment of $50,000.
●	The Debt Service Coverage Ratio was amended to be a quarter-based calculation, as opposed to a trailing 12-month calculation that was previously in effect, and will be effective starting with the quarter ended September 30, 2025
●	A negative covenant was added that restricts the Partnership’s ability to make future distributions to its limited partners if that said distribution would create an event of default under the Loan Agreement.

Loan costs associated with the First Amendment, which totaled approximately $56,000, were capitalized. In addition, approximately $47,000 of the initial capitalized loan costs had yet to be amortized as of the Effective Date. The application of Accounting Standards Codification 470-50 Debt Modifications and Extinguishments required the Partnership's unamortized loan costs of $47,000 to be added to the loan costs associated with the First Amendment, so the total of approximately $103,000 in loan costs will be amortized through the Revised Maturity Date.

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

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants include:

●	A minimum ratio of quarter EBITDAX to debt service coverage of 1.20 to 1.0
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at  December 31, 2024,  March 31, 2025 and  June 30, 2025. The Lender waived these covenant calculations for the quarters ended  December 31, 2024,  March 31, 2025 and  June 30, 2025. The Partnership was in compliance with its financial covenants for the quarters ended September 30, 2025 and  December 31, 2025. If the Partnership is not in compliance with its covenants in future periods, the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. If the Partnership is not able to obtain waivers, either (a) the Credit Facility may not be available for the Partnership’s use or (b) an outstanding balance under the Credit Facility may become due on demand at that time.

Under the amended Loan Agreement, the Partnership is not permitted to make distributions to limited partners if paying said distribution(s) would create an event of default under the Loan Agreement.

At December 31, 2025 and 2024, the outstanding balance on the Credit Facility was $5.8 million and $4.6 million, respectively, and the interest rate was 7.25% and 8.00%, respectively. At  December 31, 2025 and 2024, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

For the year ended December 31, 2025, the Partnership declared and paid distributions of $0.641082 per common unit, or $7.1 million. For the year ended December 31, 2024, the Partnership declared and paid distributions of $1.282163 per common unit, or $14.1 million.

In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of December 31, 2025, the unpaid Payout Accrual, for the period from July 2025 to December 2025, totaled $0.662216 per common unit, or approximately $7.3 million.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include general and administrative costs. The Partnership has also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and natural gas properties and other assets of the Partnership. In accordance with the limited partner agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended  December 31, 2025 and 2024 was approximately $1.1 million in both years. The management fee paid to the General Partner is included in General and administrative expenses on the consolidated statements of operations.

For the years ended December 31, 2025 and 2024, approximately $384,000 and $358,000 of general and administrative costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership, respectively. At December 31, 2025 and 2024, approximately $139,000 and $131,000, respectively, was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets.

Note 7. Subsequent Events

In March 2026, the Partnership and its Lender entered into an amendment (“Second Amendment”) to the Loan Agreement that implemented a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. Under the Second Amendment, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Credit Facility is greater than 20% but less than or equal to 30% of PV-9 (defined as the net present value, discounted at 9% per annum) of the Partnership's proved developed producing reserves, as calculated by the Lender during the Lender’s scheduled redeterminations. Further, the Partnership must hedge at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Credit Facility is greater than 30% of PV-9. The Partnership is not required to enter into future hedging transactions if the Partnership maintains a Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9.

All other terms and conditions of the Loan Agreement and its subsequent amendments remain in effect.

In March 2026, the Partnership entered into costless collar derivative contracts to mitigate the commodity price risk for a portion of the Partnership's expected oil production for the period from April 2026 to December 2026. Costless collar derivative contracts establish floor and ceiling prices on future anticipated production, and the Partnership did not pay or receive a premium when entering the contracts. The contracts will be settled monthly. Total production covered under the contracts is 90,000 barrels of oil, with established floor and ceiling prices $75.00 and $94.35, respectively.

Note 8. Supplementary Information on Oil, Natural Gas and Natural Gas Liquid Reserves (Unaudited)

Aggregate Capitalized Costs and Costs Incurred

The aggregate amount of capitalized costs of oil, natural gas and NGL properties and related accumulated depreciation, depletion and amortization as of December 31, 2025 and 2024 is as follows:

	2025	2024
Producing properties	$183,692,265	$181,697,923
Non-producing	77,463,078	75,574,078
	261,155,343	257,272,001
Accumulated depreciation, depletion and amortization	(116,770,894)	(101,131,766)
Net capitalized costs	$144,384,449	$156,140,235

For the years ended December 31, 2025 and 2024, the Partnership incurred the following costs in oil and natural gas producing activities:

	2025	2024
Development costs	$3,883,342	$2,830,267

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

The independent consulting petroleum engineering firm of Pinnacle Energy of Oklahoma City, OK, prepared estimates of the Partnership’s oil, natural gas and NGL reserves as of December 31, 2025, 2024 and 2023.

The Partnership’s net proved oil, NGL and natural gas reserves, all of which are located in the contiguous United States, as of December 31, 2025, 2024 and 2023 have been estimated by the Partnership’s independent consulting petroleum engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering and evaluation principles and techniques that are in accordance with SEC rules and regulations along with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data and production history.

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

The rollforward of net quantities of proved developed and undeveloped oil, natural gas and NGL reserves are summarized as follows:

	Proved Reserves
	Oil	Natural Gas	NGLs	Total
	(Bbls)	(Mcf)	(Bbls)	(BOE)
December 31, 2023	6,165,372	8,108,238	1,181,206	8,697,949
Acquisition	-	-	-	-
Extensions, discoveries and other additions	-	-	-	-
Revisions of previous estimates (1)	329,413	660,662	279,474	718,999
Production	(421,815)	(1,058,237)	(156,667)	(754,855)
December 31, 2024	6,072,970	7,710,663	1,304,013	8,662,093
Acquisition	-	-	-	-
Extensions, discoveries and other additions (2)	19,885	47,452	10,623	38,417
Revisions of previous estimates (3)	446,811	855,886	137,035	726,494
Production	(329,265)	(969,316)	(148,241)	(639,059)
December 31, 2025	6,210,401	7,644,685	1,303,430	8,787,945

(1)	Revisions to previous estimates decreased proved reserves by a net amount of 719 MBOE. These revisions result from 1,177 MBOE of positive adjustments attributable to changes in the future drill schedule, offset by 33 MBOE of downward adjustments caused by changes in oil, natural gas and NGL prices when comparing the Partnership’s reserve estimates at December 31, 2024 to December 31, 2023, and 425 MBOE of downward adjustments attributable to well performance.

(2)	In 2025, extensions, discoveries and other additions of 38 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(3)

Revisions to previous estimates increased proved reserves by a net amount of 726 MBOE. These revisions result from 1,062 MBOE of positive adjustments attributable to changes in the future drill schedule and 160 MBOE of positive adjustments caused by changes in oil, natural gas and NGL prices and production costs when comparing the Partnership’s reserve estimates at December 31, 2025 to December 31, 2024, offset by 496 MBOE of downward adjustments attributable to well performance.

In accordance with SEC Regulation S-X, Rule 4-10, as amended, the Partnership uses the 12-month average price calculated as the unweighted arithmetic average of the spot price on the first day of each month within the 12-month period prior to the end of the reporting period. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership's reserves as of  December 31, 2025 were $64.22 per barrel of oil, $2.22 per MMcf of natural gas and $18.41 per barrel of NGL. The average realized oil, natural gas and NGL prices, including the effect of price differential adjustments, used in computing the Partnership’s reserves as of December 31, 2024 were $75.33 per barrel of oil, $1.43 per MMcf of natural gas and $0.49 per barrel of NGL.

Net quantities of proved developed and proved undeveloped reserves at December 31, 2025, 2024 and 2023 are summarized in the table below.

	Oil	Natural Gas	NGLs
	(Bbls)	(Mcf)	(Bbls)	Total (BOE)
Proved developed reserves:
December 31, 2023	3,454,371	6,169,971	893,223	5,375,920
December 31, 2024	2,834,833	5,436,655	864,766	4,605,708
December 31, 2025	2,194,963	5,073,605	844,617	3,885,181

Proved undeveloped reserves:
December 31, 2023	2,711,001	1,938,267	287,983	3,322,029
December 31, 2024	3,238,137	2,274,008	439,247	4,056,385
December 31, 2025	4,015,438	2,571,080	458,813	4,902,764

The following details the changes in proved undeveloped reserves (PUD) for 2024 and 2025 (in BOE):

BOE
Proved undeveloped reserves, December 31, 2023	3,322,029
Revisions of previous estimates (1)	1,266,821
Extensions, discoveries and other additions	-
Conversion to proved developed reserves (2)	(532,465)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2024	4,056,385
Revisions of previous estimates (3)	885,598
Extensions, discoveries and other additions (4)	38,417
Conversion to proved developed reserves (5)	(77,636)
Proved undeveloped reserves acquired	-
Proved undeveloped reserves, December 31, 2025	4,902,764

(1)	The annual review of the PUDs resulted in a positive revision of approximately 1,267 MBOE. This revision was the result of 1,177 MBOE of positive adjustments attributable to changes in the future drill schedule and 90 MBOE of positive adjustments attributable to changes in natural gas shrink and NGL yield when comparing the Partnership’s reserves at December 31, 2024 to December 31, 2023.

(2)	The Partnership completed 26 new wells during 2024; therefore, the Partnership converted these 26 wells to proved developed reserves during 2024, which resulted in a downward adjustment to PUDs of 532 MBOE.

(3)

The annual review of the PUDs resulted in a positive revision of approximately 886 MBOE. This revision was the result of 1,062 MBOE of positive adjustments attributable to changes in the future drill schedule, offset by 176 MBOE of negative adjustments attributable to changes in prices and production costs when comparing the Partnership’s reserves at December 31, 2025 to December 31, 2024.

(4)	In 2025, extensions, discoveries and other additions of 38 MBOE were primarily attributable to successful drilling by the Partnership’s operators of the Bakken Assets.

(5)

The Partnership completed 5 new wells during 2025; therefore, the Partnership converted these 5 wells to proved developed reserves during 2025, which resulted in a downward adjustment to PUDs of 78 MBOE.

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

	2025	2024
	(in thousands)	(in thousands)

Future cash inflows	$439,421	$469,156
Future production costs	(255,876)	(251,101)
Future development costs	(51,250)	(43,146)
Future net cash flows	132,295	174,909
10% annual discount	(70,891)	(94,061)
Standardized measure of discounted future net cash flows	$61,404	$80,848

Changes in the standardized measure of discounted future net cash flows are as follows:

	2025	2024
	(in thousands)	(in thousands)

Standardized measure at beginning of period	$80,848	$105,277
Changes resulting from:
Acquisition of reserves	-	-
Extensions, discoveries and other additions	175	-
Sales of oil, natural gas and NGLs, net of production costs	(9,985)	(15,525)
Net changes in prices and production costs	(22,989)	(7,491)
Development costs incurred during the period	3,883	2,830
Revisions to previous estimates	13,363	1,771
Accretion of discount	8,096	10,542
Change in estimated future development costs	(11,987)	(16,556)
Standardized measure of discounted future net cash flows	$61,404	$80,848

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership has performed an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. The Partnership’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, concluded, that as of December 31, 2025, the Partnership’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table sets forth the names, ages and offices of the present directors and executive officers of the General Partner as of December 31, 2025:

Name	Age	Position
Glade M. Knight	82	Director and Chief Executive Officer
David S. McKenney	63	Director and Chief Financial Officer and Secretary

The following is a biographical summary of the business experience of these directors and executive officers:

Glade M. Knight. Mr. Knight has been part owner of and the Chief Executive Officer of the General Partner since its formation in December 2016. Mr. Knight is also a part owner of and the Chief Executive Officer of Energy 11 GP, LLC, the general partner of Energy 11, a partnership also focused on investments in the oil and natural gas industry. Mr. Knight is the founder and has served as Executive Chairman of Apple Hospitality REIT, Inc. since May 2014, and previously served as Chairman and Chief Executive Officer since its inception. Mr. Knight was also the founder of each of the former Apple REIT Companies and served as their Chairman and Chief Executive Officer from inception until the companies were sold to a third party or merged with Apple Hospitality REIT, Inc. In addition, Mr. Knight served as Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc. from 1993 until it merged with a subsidiary of Colonial Properties Trust in 2005. Following the merger in 2005 until April 2011, Mr. Knight served as a trustee of Colonial Properties Trust. Cornerstone Realty Income Trust, Inc. owned and operated apartment communities in Virginia, North Carolina, South Carolina, Georgia and Texas. Mr. Knight is the founding Chairman of Southern Virginia University in Buena Vista, Virginia. Additionally, he is a founding member of Brigham Young University’s Entrepreneurial Department of the Graduate School of Business Management.

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

With the Partnership’s closing on the purchase of certain non-operated oil and natural gas properties in North Dakota on February 1, 2018, the Partnership began payment of the management fee at the end of the first quarter of 2018. The management fee paid to the General Partner for the years ended December 31, 2025 and 2024 was approximately $1.1 million in both years.

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

Item 11. Executive Compensation

The Partnership does not directly employ any of the persons responsible for managing its business. Instead, the General Partner manages the Partnership’s day-to-day affairs and provides the Partnership with management and operating services. The members of the General Partner have been or will be reimbursed for documented out-of-pocket travel, entertainment and similar expenses incurred by them in connection with managing the Partnership’s business. The executive officers of the General Partner did not receive any salary, bonus or consulting fees for serving on the board of directors or for managing the Partnership’s business for the years ended December 31, 2025 and 2024, other than the approximate $1.1 million management fee (described above) paid to the General Partner by the Partnership, and distributions in accordance with the incentive distribution rights and their ownership of common units, if any.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the Partnership’s named executive officers as of December 31, 2025 and 2024, other than the Incentive Distribution Rights.

Compensation of Directors

The members of the General Partner do not receive compensation for their services as directors, aside from the management fee described in section “The General Partner” in Part III, Item 10 of this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2026 the beneficial ownership of the common units that are owned by:

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

During the years ended December 31, 2025 and 2024, approximately $384,000 and $358,000, respectively, of related party costs were incurred by a member of the General Partner and have been or will be reimbursed by the Partnership in connection with its operations. At December 31, 2025 and 2024, approximately $139,000 and $131,000, respectively, was due to a member of the General Partner.

Management Fee

The Partnership has agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and natural gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee paid to the General Partner for the years ended December 31, 2025 and 2024 was approximately $1.1 million in both years.

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

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”), as the Partnership’s independent registered public accounting firm, has audited the Partnership’s consolidated financial statements for the most recent fiscal year ended December 31, 2025. EY was selected and appointed as the Partnership’s independent registered public accounting firm in 2017.

For the fiscal years ended December 31, 2025 and 2024, fees paid or payable to EY for services performed in connection with the audit of the 2025 financial statements, the audit of the 2024 financial statements, 2025 and 2024 interim reviews and 2025 and 2024 tax return preparation and compliance are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees	$221,000	$215,000
Audit-related fees	-	-
Tax fees	58,000	58,000
All other fees	-	-
Total	$279,000	$273,000

Pre-Approval Policies and Procedures

The General Partner currently has no Board committees. The Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, the Board of Directors approves all services provided by the independent public accountants and reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled meetings. All of the services provided by EY during the years ended December 31, 2025 and 2024 were approved by the Board of Directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements:

(i) Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) – Ernst & Young LLP

(ii) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024

(iii) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

(iv) Consolidated Statements of Partners’ Equity for the years ended December 31, 2025 and 2024

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

(vi) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

(i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K, for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K). Exhibits incorporated by reference to this Form 10-K as listed below are available at www.sec.gov.

Exhibit No.	Description

1.1

Exclusive Dealer Manager Agreement with David Lerner Associates, Inc. (incorporated by reference from Exhibit 1.1 to Pre-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 filed on April 18, 2017).

3.1	Certificate of limited partnership of Energy Resources 12, L.P. (incorporated by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 filed on March 23, 2017).
3.2	First Amended and Restated Limited Partnership Agreement of Energy Resources 12, L.P. (incorporated by reference from Exhibit A to the Prospectus included as part of Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-1 filed on February 1, 2018).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference from Exhibit 4.1 to the Partnership’s Annual Report on Form 10-K filed on March 17, 2021)
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

10.2

Credit Agreement dated as of May 2, 2024 among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender (incorporated by reference from Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 7, 2024)

10.3	First Amendment to Credit Agreement dated effective as of August 9, 2025 by and among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender hereto (incorporated by reference from Exhibit 10.1 to the Partnership's Quarterly Report on Form 10-Q filed on August 13, 2025)
10.4	Second Amendment to Credit Agreement dated effective as of March 23, 2026 by and among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender hereto*
21.1	Subsidiaries of the Partnership*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Report of Pinnacle Energy Services, LLC, Independent Petroleum Consultants.*
101

The following materials from Energy Resources 12, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) Consolidated Statement of Cash Flows, and (v) related notes to these consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.

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

Date: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title with General Partner	Date

/s/ Glade M. Knight	Director, Chief Executive Officer	March 25, 2026
Glade M. Knight	(principal executive officer)

/s/ David S. McKenney	Director, Chief Financial Officer	March 25, 2026
David S. McKenney	(principal financial and accounting officer)