Form 10-Q
period 2026-03-31
ENERGY RESOURCES 12, L.P.
filed 2026-05-12
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$854,028	$1,491,584
Accounts receivable and other current assets	2,779,739	2,403,519
Total Current Assets	3,633,767	3,895,103

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $119,489,722 and $116,770,894, respectively	142,993,751	144,384,449
Other assets, net	-	10,796
Total Assets	$146,627,518	$148,290,348

Liabilities
Revolving credit facility	$5,800,000	$-
Accounts payable and accrued expenses	2,698,968	2,989,580
Total Current Liabilities	8,498,968	2,989,580

Revolving credit facility	-	5,800,000
Asset retirement obligations	810,007	801,133
Total Liabilities	9,308,975	9,590,713

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	137,318,758	138,699,850
General partner's interest	(215)	(215)
Total Partners’ Equity	137,318,543	138,699,635

Total Liabilities and Partners’ Equity	$146,627,518	$148,290,348

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Revenues
Oil	$4,459,795	$6,322,773
Natural gas	1,134,058	783,410
Natural gas liquids	444,116	770,970
Total revenue	6,037,969	7,877,153

Operating costs and expenses
Production expenses	3,548,750	3,874,285
Production taxes	376,402	558,447
General and administrative expenses	641,220	643,200
Depreciation, depletion, amortization and accretion	2,727,702	3,776,201
Total operating costs and expenses	7,294,074	8,852,133

Operating loss	(1,256,105)	(974,980)

Interest expense, net	(124,987)	(115,614)
Total other expense, net	(124,987)	(115,614)

Net loss	$(1,381,092)	$(1,090,594)

Basic and diluted net loss per common unit	$(0.13)	$(0.10)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2024	11,031,579	$154,175,504	$(215)	$154,175,289
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Net loss - three months ended March 31, 2025	-	(1,090,594)	-	(1,090,594)
Balances - March 31, 2025	11,031,579	$149,548,837	$(215)	$149,548,622

Balances - December 31, 2025	11,031,579	$138,699,850	$(215)	$138,699,635
Net loss - three months ended March 31, 2026	-	(1,381,092)	-	(1,381,092)
Balances - March 31, 2026	11,031,579	$137,318,758	$(215)	$137,318,543

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Cash flow from operating activities:
Net loss	$(1,381,092)	$(1,090,594)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	2,727,702	3,776,201

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(365,424)	448,028
Accounts payable and accrued expenses	618,526	295,336

Net cash flow provided by operating activities	1,599,712	3,428,971

Cash flow from investing activities:
Additions to oil and natural gas properties	(2,237,268)	(559,262)

Net cash flow used in investing activities	(2,237,268)	(559,262)

Cash flow from financing activities:
Distributions paid to limited partners	-	(3,536,073)

Net cash flow used in financing activities	-	(3,536,073)

Decrease in cash and cash equivalents	(637,556)	(666,364)
Cash and cash equivalents, beginning of period	1,491,584	1,463,582

Cash and cash equivalents, end of period	$854,028	$797,218

Interest paid	$107,808	$96,025

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,193,547	$359,716

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

March 31, 2026

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

As of March 31, 2026, the Partnership owned an approximate 5% non-operated working interest in 452 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 7% non-operated working interest in 12 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2025 financial statements included in its 2025 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2026.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Bakken Assets (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest  may be similarly affected by changes in economic, industry or other conditions. At March 31, 2026 and December 31, 2025, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended March 31, 2026, approximately 93% of the Partnership’s total revenue was generated through sales by five of its operators. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

Income Tax

The Partnership is taxed as a partnership for federal and state income tax purposes. Typically, the Partnership has not recorded a provision for income taxes since the liability for such taxes is that of each of the partners rather than the Partnership. In mid-2022, the Partnership was contacted by the state of North Dakota, which asserted that the Partnership has an obligation to make tax payments on behalf of certain non-resident partners. In accordance with its settlements with the state of North Dakota, the Partnership made payments of (i) approximately $365,000 (approximately $0.033 per common unit) in May 2023 for tax year 2021; (ii) approximately $532,000 (approximately $0.048 per common unit) in April 2024 for tax year 2022; (iii) approximately $142,000 (approximately $0.013 per common unit) in April 2024 for tax year 2023; and (iv) approximately $125,000 (approximately $0.011 per common unit) in April 2025 for tax year 2024. The Partnership did not have a required withholding tax payment for tax year 2025.

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

Net Loss Per Common Unit

Basic net loss per common unit is computed as net loss divided by the weighted average number of common units outstanding during the period. Diluted net loss per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three months ended March 31, 2026 and 2025. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net loss per common unit until such time that it is probable Payout (as discussed in Note 7) will occur.

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

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. From September 1, 2017, the effective date of Acquisition No. 1, to March 31, 2026, the Partnership has participated in the drilling of 263 wells, of which 249 have been completed as of March 31, 2026. As of March 31, 2026, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 452 producing wells.

The Partnership incurred approximately $1.3 million and $0.7 million in capital drilling and completion costs for the three-month periods ended March 31, 2026 and 2025, respectively. In  October and  November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells; the Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million. Drilling began on these wells during the fourth quarter of 2025, and approximately $3.0 million in capital costs had been incurred as of  March 31, 2026. The Partnership anticipates its operators will complete these wells during the second quarter of 2026 and turn to sales in the third quarter of 2026. Therefore, the remaining capital costs are estimated to be incurred through the third quarter of 2026. Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict the timing of drilling and completion of these wells and their associated capital expenditures. Current estimated capital expenditures could be significantly different from amounts actually invested.

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
●

The Debt Service Coverage Ratio was amended to be a quarter-based calculation, as opposed to a trailing 12-month calculation that was previously in effect (took effect starting with the quarter ended September 30, 2025).

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

In March 2026, the Partnership and the Lender entered into an amendment ("Second Amendment) to the Loan Agreement that implemented a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. Under the Second Amendment, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum) of the Partnership's proved developed producing reserves, as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the BF Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Revolving Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the BF Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended BF Loan Agreement as of March 31, 2026. The hedge transactions discussed in Note 6. Risk Management were made at the discretion of the Partnership.

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, inclusive of those within the First Amendment, are:

●	A minimum ratio of quarter EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership was not in compliance with its debt service coverage ratio as defined within the BF Loan Agreement at March 31, 2025 and June 30, 2025; the Lender waived these covenant calculations for those quarters. The Partnership has been in compliance with its financial covenants for each of the quarters since. If the Partnership is not in compliance with its covenants in future periods, the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. If the Partnership is not able to obtain waivers, either (a) the Credit Facility  may not be available for the Partnership’s use or (b) an outstanding balance under the Credit Facility  may become due on demand at that time.

The Partnership was in compliance with its financial covenants at March 31, 2026.

The outstanding balance on the Credit Facility was $5.8 million at both  March 31, 2026 and  December 31, 2025, and the interest rate was 7.25% for both periods. At March 31, 2026 and December 31, 2025, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2026	2025
Balance at January 1	$801,133	$765,443
Well additions	-	219
Accretion	8,874	8,365
Revisions	-	-
Balance at March 31	$810,007	$774,027

Note 6. Risk Management

Participation in the oil and natural gas industry exposes the Partnership to risks associated with potentially volatile changes in energy commodity prices, and therefore, the Partnership’s future earnings are subject to these risks. Therefore, the Partnership periodically utilizes derivative contracts to manage the commodity price risk on the Partnership’s future production it will produce and sell and to reduce the effect of volatility in commodity price changes to provide a base level of cash flow from operations. In March 2026, the Partnership entered into costless collar derivative contracts to mitigate the commodity price risk for a portion of the Partnership's expected oil production for the period from April 2026 to December 2026. The Partnership generally uses costless collar derivative contracts, which establish floor and ceiling prices on future anticipated production. The Partnership did not pay or receive a premium related to the costless collars into which it entered, and the contracts will be settled monthly.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production.

Settlement Period	Basis	Oil Volume (bbls)	Floor / Ceiling Prices ($)
04/2026 - 12/2026	NYMEX	90,000	75.00 / 94.35

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

In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of March 31, 2026, the unpaid Payout Accrual, for the period from July 2025 to March 2026, totaled $0.977985 per common unit, or approximately $10.8 million.

For the three months ended March 31, 2025, the Partnership paid distributions $0.320541 per common unit, or $3.5 million.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three months ended March 31, 2026 and 2025 was approximately $273,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three months ended March 31, 2026, approximately $87,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and will be reimbursed by the Partnership. At March 31, 2026, approximately $87,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three months ended March 31, 2025, approximately $89,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

These forward-looking statements include such things as:

●	any impact of the ongoing Iranian-Israeli-American and Russian-Ukrainian conflicts and/or other Middle Eastern conflicts on the global energy markets;
●	references to future success in the Partnership’s drilling and marketing activities;
●	the Partnership’s business strategy;
●	estimated future distributions;
●	estimated future capital expenditures;
●	sales of the Partnership’s properties and other liquidity events;
●	competitive strengths and goals; and
●	other similar matters.

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 and the following:

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the information contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As a result of these acquisitions and completed drilling during the period of ownership, as of March 31, 2026, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 452 producing wells, an estimated 7% non-operated working interest in 12 wells in various stages of the drilling and completion process and additional possible future development locations.

The Bakken Assets are operated by several third-party operators on behalf of working interest owners like the Partnership.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. While full-year 2025 oil prices averaged in the mid $60s per barrel, market prices trended downward throughout the year. Oil prices closed in mid-December at approximately $55 per barrel, the lowest level since the first quarter of 2021. Oil prices began 2026 near $60 per barrel, with modest increases through February. In late February and early March 2026, military conflict involving the United States, Israel and Iran escalated in the Middle East, increasing geopolitical uncertainty in global energy markets and contributed to rapid increases to market oil prices. Average market prices for oil were over $90 per barrel in March 2026, with closing prices exceeding $100 per barrel on March 30, 2026 for the first time since July 2022. Concerns over disruptions to oil production and shipping routes in the region are anticipated to contribute to market price volatility for an undeterminable period of time.

Natural gas prices also experienced a seasonal increase during the first quarter of 2026. Specifically, bitter cold temperatures persisted throughout the United States in January 2026, contributing to monthly average market prices exceeding $7.50 per MMBtu.

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

The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Percent
	2026	2025	Change
Average market closing prices (1)
Oil (per Bbl)	$71.80	$71.53	0.4%
Natural gas (per Mcf)	$4.71	$4.14	13.8%

(1)	Based on average NYMEX futures closing prices (oil) and NYMEX/Henry Hub spot prices (natural gas)

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and natural gas liquids (“NGL” or “NGLs”), (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change
Total revenues	$6,037,969	100.0%	$7,877,153	100.0%	-23.3%
Production expenses	3,548,750	58.8%	3,874,285	49.2%	-8.4%
Production taxes	376,402	6.2%	558,447	7.1%	-32.6%
Depreciation, depletion, amortization and accretion	2,727,702	45.2%	3,776,201	47.9%	-27.8%
General and administrative expenses	641,220	10.6%	643,200	8.2%	-0.3%

Sold production (BOE):
Oil	63,464		91,866		-30.9%
Natural gas	33,745		35,659		-5.4%
Natural gas liquids	30,027		30,628		-2.0%
Total	127,236		158,153		-19.5%

Average sales price per unit:
Oil (per Bbl)	$70.27		$68.83		2.1%
Natural gas (per Mcf)	5.60		3.66		53.0%
Natural gas liquids (per Bbl)	14.79		25.17		-41.2%
Combined (per BOE)	47.45		49.81		-4.7%

Average unit cost per BOE:
Production expenses	27.89		24.50		13.8%
Production taxes	2.96		3.53		-16.1%
Depreciation, depletion, amortization and accretion	21.44		23.88		-10.2%

Capital expenditures	$1,328,130		$689,173

Oil, natural gas and NGL revenues

For the three months ended March 31, 2026, revenues for oil, natural gas and NGL sales were $6.0 million. Revenues for the sale of crude oil were $4.5 million, which resulted in a realized price of $70.27 per barrel. Revenues for the sale of natural gas were $1.1 million, which resulted in a realized price of $5.60 per Mcf. Revenues for the sale of NGLs were approximately $0.4 million, which resulted in a realized price of $14.79 per BOE of production. For the three months ended March 31, 2025, revenues for oil, natural gas and NGL sales were $7.9 million. Revenues for the sale of crude oil were $6.3 million, which resulted in a realized price of $68.83 per barrel. Revenues for the sale of natural gas were $0.8 million, which resulted in a realized price of $3.66 per Mcf. Revenues for the sale of NGLs were approximately $0.8 million, which resulted in a realized price of $25.17 per BOE of production.

The Partnership’s results for the three months ended March 31, 2026 were negatively impacted by the natural decline of aging wells, with sold production for the Bakken Assets totaling approximately 1,400 BOE per day. The Partnership anticipates a boost in production in the second half of 2026 due to the anticipated completion of the 12 wells currently in various stages of the drilling and completion process. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion. The Partnership's sold production for the Bakken Assets for the three months ended March 31, 2025 was approximately 1,800 BOE per day.

As noted above, the escalation of the conflict among the United States, Israel and Iran directly contributed to rapid market prices for oil in March 2026. As a result, the Partnership realized oil sales at nearly $90 per barrel for the month. The increase to market oil prices, which have remained elevated into the second quarter, has helped to offset the natural decline in well production. Seasonality and heightened winter demand led to higher natural gas prices during the three months ended March 31, 2026, contributing to higher Partnership natural gas revenue in the first quarter of 2026 compared to the same quarter of 2025.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s oil price differentials during three months ended March 31, 2026 improved by approximately $1.00 per barrel of oil to the differentials during the three months ended March 31, 2025, which increased the Partnership's realized oil sales prices.

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

Production expenses for the three months ended March 31, 2026 and 2025 were $3.6 million and $3.9 million, and production expenses per BOE were $27.89 and $24.50, respectively. Production expenses per BOE of sold production have increased in 2026 primarily as a result of lower sold production volumes, which decreases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended March 31, 2026 and 2025 were $0.4 million (6.2% of revenue) and $0.6 million (7.1% of revenue), respectively. Oil production comprised approximately 50% of the Partnership’s sold production volumes in the three months ended March 31, 2026, respectively, compared to 58% for the three months ended March 31, 2025.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended March 31, 2026 and 2025 were $0.6 million in both periods.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended March 31, 2026 and 2025 was $2.7 million and $3.8 million, respectively, and DD&A per BOE of production was $21.44 and $23.88, respectively. An increase in proved undeveloped reserves resulting from adjustments to future drill schedule (see new wells discussed below Oil and Natural Gas Properties) made in the December 31, 2025 reserve analysis reduced the depletion rate (starting in the fourth quarter of 2025) and thus resulted in a decrease in DD&A expense per BOE for the quarter ended March 31, 2026, compared to same period of 2025.

Interest expense, net

Interest expense, net for the three months ended March 31, 2026 and 2025 was approximately $125,000 and $116,000, respectively. The primary component of interest expense is interest expense on the Credit Facility.

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

The following table reconciles the Partnership’s GAAP net loss to Adjusted EBITDAX for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net loss	$(1,381,092)	$(1,090,594)
Interest expense, net	124,987	115,614
Depreciation, depletion, amortization and accretion	2,727,702	3,776,201
Exploration expenses	-	-
Adjusted EBITDAX	$1,471,597	$2,801,221

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

See further discussion in “Note 8. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand, cash flow generated from the Bakken Assets, and availability under the Partnership’s Credit Facility. As of May 1, 2026, the Partnership had approximately $0.6 million in cash on-hand. The Partnership generated approximately $1.6 million and $8.1 million in cash flow from operating activities for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. The Partnership has approximately $4.2 million in availability under the Credit Facility at March 31, 2026 and as of the filing date of this Form 10-Q.

The Partnership anticipates that cash on-hand, cash flow from operations and availability under the Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. As discussed in Note 4. Debt in Part I, Item 1 of this Form 10-Q, the Partnership was not in compliance with its debt service coverage ratio as defined within the Loan Agreement at March 31, 2025 and June 30, 2025. The Lender waived this covenant calculation for those quarters. In August 2025, the Partnership and its Lender entered into an amendment to the Loan Agreement, that among other things, renewed and extended the Credit Facility for an additional year to March 1, 2027, and amended the definition of the debt service coverage ratio. Under the amended Loan Agreement, the debt service coverage ratio is now a quarterly calculation (started with the quarter ended September 30, 2025), as opposed to a trailing 12-month calculation. The Partnership was in compliance with its financial covenants at March 31, 2026.

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

Under the agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (as defined in “Note 7. Capital Contribution and Partners’ Equity” in Part 1, Item 1 of this Form 10-Q).

Distributions

See the definition and discussion of “Payout” in Note 7. Capital Contribution and Partners’ Equity in Part I, Item 1 of this Form 10-Q.

Under the amended Loan Agreement discussed in Note 4. Debt in Part I, Item 1 of this Form 10-Q, the Partnership is not permitted to make distributions to limited partners if paying said distribution(s) would create an event of default under the Loan Agreement. In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of March 31, 2026, the unpaid Payout Accrual, for the period from July 2025 to March 2026, totaled $0.977985 per common unit, or approximately $10.8 million.

For the three months ended March 31, 2025, the Partnership paid distributions $0.320541 per common unit, or $3.5 million.

Oil and Natural Gas Properties

The Partnership incurred approximately $1.3 million and $0.7 million in capital expenditures during the three months ended March 31, 2026 and 2025, respectively. In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells, including six of which the Partnership has an average working interest of approximately 14%. The Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million. Drilling began on these wells during the fourth quarter of 2025, and approximately $3.0 million in capital costs had been incurred as of March 31, 2026. The Partnership anticipates its operators will complete these wells during the second quarter of 2026 and turn to sales in the third quarter of 2026. Therefore, the remaining capital costs are estimated to be incurred through the third quarter of 2026. In addition to the estimated capital expenditures to fully fund the in-process and recently-elected wells, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2026 through 2030 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict levels of future participation in the drilling and completion of new wells, the timing of such activities and their associated capital expenditures. This makes capital expenditures for drilling and completion projects difficult to forecast for the remainder of 2026 and into 2027. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

There have not been any changes in the Partnership’s internal controls over financial reporting that occurred during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the Partnership’s 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Second Amendment to Credit Agreement dated effective as of March 23, 2026 by and among Energy Resources 12 Operating Company, LLC and Energy Resources 12, L.P., as Borrowers, and BancFirst, as Lender hereto (incorporated by reference from Exhibit 10.4 to the Partnership's Annual Report on Form 10-K filed on March 25, 2026)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.

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

Date: May 12, 2026