Form 10-Q
period 2026-06-30
ENERGY RESOURCES 12, L.P.
filed 2026-08-12
CIK 1696088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the Partnership had 11,031,579 common units outstanding.

Energy Resources 12, L.P.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Energy Resources 12, L.P.

Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$1,627,232	$1,491,584
Accounts receivable and other current assets	3,023,268	2,403,519
Derivative asset	485,212	-
Total Current Assets	5,135,712	3,895,103

Oil and natural gas properties, successful efforts method, net of accumulated depreciation, depletion and amortization of $122,179,859 and $116,770,894, respectively	142,126,300	144,384,449
Other assets, net	-	10,796
Total Assets	$147,262,012	$148,290,348

Liabilities
Revolving credit facility	$5,800,000	$-
Accounts payable and accrued expenses	2,868,671	2,989,580
Total Current Liabilities	8,668,671	2,989,580

Revolving credit facility	-	5,800,000
Asset retirement obligations	817,742	801,133
Total Liabilities	9,486,413	9,590,713

Partners’ Equity
Limited partners' interest (11,031,579 common units issued and outstanding, respectively)	137,775,814	138,699,850
General partner's interest	(215)	(215)
Total Partners’ Equity	137,775,599	138,699,635

Total Liabilities and Partners’ Equity	$147,262,012	$148,290,348

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues
Oil	$6,000,603	$5,240,542	$10,460,398	$11,563,315
Natural gas	336,328	494,493	1,470,386	1,277,903
Natural gas liquids	849,897	666,982	1,294,013	1,437,952
Total revenue	7,186,828	6,402,017	13,224,797	14,279,170

Operating costs and expenses
Production expenses	3,327,712	3,271,318	6,876,462	7,145,603
Production taxes	517,373	470,285	893,775	1,028,732
General and administrative expenses	468,893	533,466	1,110,113	1,176,666
Depreciation, depletion, amortization and accretion	2,697,873	4,350,181	5,425,575	8,126,382
Total operating costs and expenses	7,011,851	8,625,250	14,305,925	17,477,383

Operating income (loss)	174,977	(2,223,233)	(1,081,128)	(3,198,213)

Gain on derivatives, net	406,472	-	406,472	-
Interest expense, net	(124,393)	(122,119)	(249,380)	(237,733)
Total other expense, net	282,079	(122,119)	157,092	(237,733)

Net income (loss)	$457,056	$(2,345,352)	$(924,036)	$(3,435,946)

Basic and diluted net income (loss) per common unit	$0.04	$(0.21)	$(0.08)	$(0.31)

Weighted average common units outstanding - basic and diluted	11,031,579	11,031,579	11,031,579	11,031,579

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Partners’ Equity

(Unaudited)

	Limited Partner		General Partner	Total Partners'
	Common Units	Amount	Amount	Equity
Balances - December 31, 2024	11,031,579	$154,175,504	$(215)	$154,175,289
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
Net loss - three months ended March 31, 2025	-	(1,090,594)	-	(1,090,594)
Balances - March 31, 2025	11,031,579	149,548,837	(215)	149,548,622
Distributions declared and paid to common units ($0.320541 per common unit)	-	(3,536,073)	-	(3,536,073)
State tax withholding payments made on behalf of limited partners	-	(125,000)	-	(125,000)
Reversal of estimated state tax withholding for limited partners	-	135,000	-	135,000
Net loss - three months ended June 30, 2025	-	(2,345,352)	-	(2,345,352)
Balances - June 30, 2025	11,031,579	$143,677,412	$(215)	$143,677,197

Balances - December 31, 2025	11,031,579	$138,699,850	$(215)	$138,699,635
Net loss - three months ended March 31, 2026	-	(1,381,092)	-	(1,381,092)
Balances - March 31, 2026	11,031,579	137,318,758	(215)	137,318,543
Net income - three months ended June 30, 2026	-	457,056	-	457,056
Balances - June 30, 2026	11,031,579	$137,775,814	$(215)	$137,775,599

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Cash flow from operating activities:
Net loss	$(924,036)	$(3,435,946)

Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion, amortization and accretion	5,425,575	8,126,382
Gain on mark-to-market derivatives, net	(485,212)	-

Changes in operating assets and liabilities:
Accounts receivable and other current assets	(608,953)	1,398,176
Accounts payable and accrued expenses	473,464	(491,049)

Net cash flow provided by operating activities	3,880,838	5,597,563

Cash flow from investing activities:
Additions to oil and natural gas properties	(3,745,190)	(1,161,604)

Net cash flow used in investing activities	(3,745,190)	(1,161,604)

Cash flow from financing activities:
Proceeds from revolving credit facility	-	1,800,000
Payments for state withholding taxes on behalf of limited partners	-	(125,000)
Distributions paid to limited partners	-	(7,072,146)

Net cash flow used in financing activities	-	(5,397,146)

Increase (decrease) in cash and cash equivalents	135,648	(961,187)
Cash and cash equivalents, beginning of period	1,491,584	1,463,582

Cash and cash equivalents, end of period	$1,627,232	$502,395

Interest paid	$215,558	$191,400

Supplemental non-cash information:
Accrued capital expenditures related to additions to oil and natural gas properties	$1,508,312	$498,703

See notes to consolidated financial statements.

Energy Resources 12, L.P.

Notes to Consolidated Financial Statements

June 30, 2026

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

As of June 30, 2026, the Partnership owned an approximate 5% non-operated working interest in 450 producing wells, predominantly in McKenzie, Dunn, McLean and Mountrail counties of North Dakota (collectively, the “Bakken Assets”). The Partnership also owns an estimated approximate 7% non-operated working interest in 12 wells in various stages of the drilling and completion process, and possible future development locations in the Bakken Assets. The Bakken Assets, which are a part of the Bakken shale formation in the Greater Williston Basin, are operated by third-party operators on behalf of the Partnership and other working interest owners.

The general partner of the Partnership is Energy Resources 12 GP, LLC (the “General Partner”). The General Partner manages and controls the business affairs of the Partnership.

The Partnership’s fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership’s audited December 31, 2025 financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the twelve-month period ending December 31, 2026.

Segment Information

The Partnership has identified only one reportable business segment, which as a non-operated interest owner of the Bakken Assets, is the production and sale of oil, natural gas and natural gas liquids ("NGLs"). All of the Partnership’s operations and assets are located in North Dakota, and substantially all of its revenues are attributable to United States customers.

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

Accounts Receivable and Concentration of Credit Risk

Substantially all of the Partnership’s accounts receivable are due from the operators of the Bakken Assets (the operators have accounts receivable from purchasers of oil, natural gas and NGLs). Oil, natural gas and NGL sales receivables are generally unsecured. This industry and location concentration has the potential to impact the Partnership’s overall exposure to credit risk, in that the purchasers of the Partnership’s oil, natural gas and NGLs and the operators of the properties in which the Partnership has an interest  may be similarly affected by changes in economic, industry or other conditions. At June 30, 2026 and December 31, 2025, the Partnership did not reserve for bad debt expense, as all amounts are deemed collectible and the Partnership’s operators do not have a history of non-payment. For the quarter ended June 30, 2026, approximately 92% of the Partnership’s total revenue was generated through sales by five of its operators. All oil and natural gas producing activities of the Partnership are in North Dakota and represent substantially all of the business activities of the Partnership.

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

Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed as net income (loss) divided by the weighted average number of common units outstanding during the period. Diluted net income (loss) per common unit is calculated after giving effect to all potential common units that were dilutive and outstanding for the period. There were no common units with a dilutive effect for the three and six months ended June 30, 2026 and 2025. As a result, basic and diluted outstanding common units were the same. The Incentive Distribution Rights, as defined below, are not included in net income (loss) per common unit until such time that it is probable Payout (as discussed in Note 8) will occur.

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

Note 3. Oil and Gas Investments

On February 1, 2018, the Partnership completed its first purchase (“Acquisition No. 1”) in the Bakken Assets for approximately $90.5 million, including all closing costs and assumed liabilities. On August 31, 2018, the Partnership completed its second purchase of an additional non-operated working interest in the Bakken Assets for approximately $81.3 million, including all closing costs and assumed liabilities. From September 1, 2017, the effective date of Acquisition No. 1, to June 30, 2026, the Partnership has participated in the drilling of 263 wells, of which 249 have been completed as of June 30, 2026. As of June 30, 2026, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 450 producing wells.

The Partnership incurred approximately $3.2 million and $1.4 million in capital drilling and completion costs for the six-month periods ended June 30, 2026 and 2025, respectively. In  October and  November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells; the Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million. Drilling began on these wells during the fourth quarter of 2025, and approximately $4.8 million in capital costs had been incurred as of  June 30, 2026. The Partnership anticipates its operators will complete these wells and turn to sales in the third quarter of 2026. Therefore, the majority of the remaining capital costs are estimated to be incurred through the third quarter of 2026. Since the Partnership is not the operator of any of its oil and natural gas properties, it is difficult to predict the timing of drilling and completion of these wells and their associated capital expenditures. Current estimated capital expenditures could be significantly different from amounts actually invested.

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

In March 2026, the Partnership and the Lender entered into an amendment ("Second Amendment") to the Loan Agreement that implemented a risk management program to manage the commodity price risk of the Partnership’s future oil and gas production under certain conditions. Under the Second Amendment, the Partnership is not required to enter into future hedging transactions as long as the Partnership maintains a Credit Facility utilization rate of less than or equal to 20% of the Partnership’s PV-9 (defined as the net present value, discounted at 9% per annum) of the Partnership's proved developed producing reserves, as calculated by the Lender during the Lender’s scheduled redeterminations. However, the Partnership must hedge at least 50% of its rolling 12-month projected future production if the Partnership’s utilization of the Credit Facility is greater than 20% but less than or equal to 30% of PV-9, and at least 50% of its rolling 24-month projected future production if the Partnership’s utilization of the Credit Facility is greater than 30% of PV-9. Based on the Partnership’s utilization of the Credit Facility and Lender’s current calculation of PV-9, the Partnership was not subject to any hedging requirements under the amended Loan Agreement as of June 30, 2026. The hedge transactions discussed in Note 7. Derivative Instruments were made at the discretion of the Partnership.

The Credit Facility contains prepayment requirements, customary affirmative and negative covenants and events of default. Certain of the financial covenants, inclusive of those within the First Amendment, are:

●	A minimum ratio of quarter EBITDAX to debt service coverage of 1.20 to 1.00
●	A minimum ratio of current assets to current liabilities of 1.00 to 1.00

The Partnership was not in compliance with its debt service coverage ratio as defined within the Loan Agreement at March 31, 2025 and June 30, 2025; the Lender waived these covenant calculations for those quarters. The Partnership has been in compliance with its financial covenants for each quarter since. If the Partnership is not in compliance with its covenants in future periods, the Partnership cannot provide any assurance or guarantee that covenant compliance waivers will be granted in future periods. If the Partnership is not able to obtain waivers, either (a) the Credit Facility  may not be available for the Partnership’s use or (b) an outstanding balance under the Credit Facility  may become due on demand at that time.

The Partnership was in compliance with its financial covenants at June 30, 2026.

The outstanding balance on the Credit Facility was $5.8 million at both  June 30, 2026 and  December 31, 2025, and the interest rate was 7.25% for both periods. At June 30, 2026 and December 31, 2025, the outstanding balance on the Credit Facility approximated the fair market value of the Credit Facility. The Partnership estimated the fair value of its credit facility by discounting the future cash flows of the instrument at estimated market rates consistent with the maturity of a debt obligation with similar credit terms and credit characteristics, which are Level 3 inputs under the fair value hierarchy. Market rates take into consideration general market conditions and maturity.

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

	2026	2025
Balance at January 1	$801,133	$765,443
Well additions	-	219
Accretion	23,451	16,852
Revisions	(6,842)	-
Balance at June 30	$817,742	$782,514

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

The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset or liability. The Partnership’s policy is to recognize transfers in or out of a fair value hierarchy as of the end of the reporting period for which the event or change in circumstances caused the transfer. The Partnership has consistently applied the valuation techniques discussed above for all periods presented. During the three and six months ended June 30, 2026, there were no transfers in or out of Level 1, Level 2, or Level 3 assets and liabilities measured on a recurring basis.

As required, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026.

	Fair Value Measurements at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commodity derivatives - current assets	$-	$485,212	$-
Total	$-	$485,212	$-

The Level 2 instruments presented in the table above consist of the Partnership’s costless collar commodity derivative instruments. The fair value of the Partnership’s derivative financial instruments is determined based upon future prices, volatility and time to maturity, among other things. Counterparty statements are utilized to determine the value of the commodity derivative instruments and are reviewed and corroborated using various methodologies and significant observable inputs. The fair value of the commodity derivatives noted above are included in the Partnership’s consolidated balance sheet at June 30, 2026. See additional detail in Note 7. Derivative Instruments.

Fair Value of Other Financial Instruments

The carrying value of the Partnership’s other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, reflect these items’ cost, which approximates fair value based on the timing of the anticipated cash flows, current market conditions and short-term maturity of these instruments.

Note 7. Derivative Instruments

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

As of June 30, 2026, the Partnership’s derivative instruments were in an asset position. The Partnership recognized total assets of approximately $0.5 million, which has been recorded as Derivative asset on the Partnership’s consolidated balance sheet as of June 30, 2026.

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents the settlement losses of matured derivative instruments and non-cash mark-to-market gains for the periods presented.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Settlement loss on matured derivatives	$(78,740)	$(78,740)
Gain on mark-to-market of derivatives	485,212	485,212
Gain on derivatives, net	$406,472	$406,472

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production.

Settlement Period	Basis	Oil Volume (bbls)	Floor / Ceiling Prices ($)
07/2026 - 12/2026	NYMEX	60,000	75.00 / 94.35

The Partnership’s outstanding derivative instruments are covered by International Swaps and Derivatives Association Master Agreements (“ISDA”) entered into with the counterparty. The ISDA may provide that as a result of certain circumstances, such as cross-defaults, a counterparty may require all outstanding derivative instruments under an ISDA to be settled immediately. The Partnership has netting arrangements with its counterparties that provide for offsetting payables against receivables from separate derivative instruments. The use of derivative instruments involves the risk that the Partnership’s counterparty will be unable to meet the financial terms of such instruments.

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

In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of June 30, 2026, the unpaid Payout Accrual, for the period from July 2025 to June 2026, totaled approximately $1.30 per common unit, or approximately $14 million.

For the three and six months ended June 30, 2025, the Partnership paid distributions $0.320541 per common unit and $0.641082 per common unit, or $3.5 million and $7.1 million, respectively.

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

The Partnership will reimburse the General Partner for any costs incurred by the General Partner for certain expenses, which include costs for organizing the Partnership, costs incurred in the offering of the common units and general and administrative costs. The Partnership also agreed to pay the General Partner an advisory fee to manage the day-to-day affairs of the Partnership, including serving as an investment advisor and consultant in connection with the acquisition, development, operation and disposition of oil and gas properties and other assets of the Partnership. In accordance with the Partnership Agreement, subsequent to the Partnership’s first asset purchase, which occurred on February 1, 2018, the Partnership is required to pay quarterly an annual fee of 0.5% of the total gross equity proceeds raised by the Partnership in its best-efforts offering. The management fee that has been paid to the General Partner for the three and six months ended June 30, 2026 and 2025 was approximately $273,000 and $545,000 in both periods, and is included in General and administrative expenses on the consolidated statements of operations.

For the three and six months ended June 30, 2026, approximately $83,000 and $170,000 of general and administrative costs, respectively, were incurred by a member of the General Partner and will be reimbursed by the Partnership. At June 30, 2026, approximately $83,000 was due to a member of the General Partner and is included in Accounts payable and accrued expenses in the consolidated balance sheets. For the three and six months ended June 30, 2025, approximately $78,000 and $167,000 of general and administrative costs were incurred by a member of the General Partner and have been reimbursed by the Partnership.

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

These forward-looking statements reflect the Partnership’s current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside the Partnership’s control that may cause actual results to differ materially from those projected. Such factors include, but are not limited to, those described under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") and the following:

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
●

the risk that the wells the Partnership drills do not find hydrocarbons in commercial quantities or, even if commercial quantities are encountered, that actual production is lower than expected or the productive life of wells is shorter than expected;

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

The following discussion and analysis should be read in conjunction with the Partnership’s Unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q"), as well as the information contained in the 2025 Form 10-K.

Overview

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

As a result of these acquisitions and completed drilling during the period of ownership, as of June 30, 2026, the Partnership’s ownership of the Bakken Assets consisted of an approximate 5% non-operated working interest in 450 producing wells, an estimated 7% non-operated working interest in 12 wells in various stages of the drilling and completion process and additional possible future development locations.

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

The Partnership’s oil and natural gas revenues are heavily weighted to oil, so any material change to market pricing for oil has a more significant impact to the Partnership’s operational performance. While full-year 2025 oil prices averaged in the mid $60s per barrel, oil prices declined throughout 2025, with the average spot price decreasing from approximately $79 per barrel in January 2025 to approximately $59 per barrel in December 2025. Oil prices increased modestly through February 2026, then in late February and early March 2026, military conflict involving the United States, Israel and Iran escalated in the Middle East, increasing geopolitical uncertainty in global energy markets and contributing to rapid increases in market oil prices. Average market spot prices increased to approximately $91 per barrel in March 2026 and continued to increase in April and May, averaging at or above $100 per barrel each month. Oil prices subsequently declined in June 2026 as expectations of a resolution between the United States and Iran contributed to increased shipping traffic through the Strait of Hormuz, which temporarily restored previously disrupted oil production and trade flows. Despite the subsequent decline in prices, continued geopolitical uncertainty and the potential for disruptions to oil production and transportation routes may contribute to continued volatility in oil prices.

Natural gas prices also experienced a seasonal increase during the first quarter of 2026. Specifically, bitter cold temperatures persisted throughout the United States in January 2026, contributing to monthly average market prices exceeding $7.50 per MMBtu. Natural gas prices have since declined significantly as weather conditions improved and production and storage levels recovered.

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

The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2026	2025	Change	2026	2025	Change
Average market closing prices (1)
Oil (per Bbl)	$95.65	$64.57	48.1%	$84.29	$68.12	23.7%
Natural gas (per Mcf)	$2.95	$3.19	-7.5%	$3.81	$3.66	4.1%

(1)	Based on average NYMEX WTI and Henry Hub daily spot prices reported by the EIA.

Results of Operations

In evaluating financial condition and operating performance, the most important indicators on which the Partnership focuses are (1) total quarterly production in barrel of oil equivalent (“BOE”) units, (2) average sales price per unit for oil, natural gas and NGLs, (3) production costs per BOE and (4) capital expenditures.

The following table is a summary of the results from operations, including production, of the Partnership’s non-operated working interest in the Bakken Assets for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,					Six Months Ended June 30,
	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change	2026	Percent of Revenue	2025	Percent of Revenue	Percent Change
Total revenues	$7,186,828	100.0%	$6,402,017	100.0%	12.3%	$13,224,797	100.0%	$14,279,170	100.0%	-7.4%
Production expenses	3,327,712	46.3%	3,271,318	51.1%	1.7%	6,876,462	52.0%	7,145,603	50.0%	-3.8%
Production taxes	517,373	7.2%	470,285	7.3%	10.0%	893,775	6.8%	1,028,732	7.2%	-13.1%
Depreciation, depletion, amortization and accretion	2,697,873	37.5%	4,350,181	68.0%	-38.0%	5,425,575	41.0%	8,126,382	56.9%	-33.2%
General and administrative expenses	468,893	6.5%	533,466	8.3%	-12.1%	1,110,113	8.4%	1,176,666	8.2%	-5.7%

Sold production (BOE):
Oil	61,998		84,675		-26.8%	125,461		176,541		-28.9%
Natural gas	35,569		41,898		-15.1%	69,316		77,557		-10.6%
Natural gas liquids	32,326		39,008		-17.1%	62,353		69,636		-10.5%
Total	129,893		165,581		-21.6%	257,130		323,734		-20.6%

Average sales price per unit:
Oil (per Bbl)	$96.79		$61.89		56.4%	$83.38		$65.50		27.3%
Natural gas (per Mcf)	1.58		1.97		-19.8%	3.54		2.75		28.7%
Natural gas liquids (per Bbl)	26.29		17.10		53.7%	20.75		20.65		0.5%
Combined (per BOE)	55.33		38.66		43.1%	51.43		44.11		16.6%

Average unit cost per BOE:
Production expenses	25.62		19.76		29.7%	26.74		22.07		21.2%
Production taxes	3.98		2.84		40.1%	3.48		3.18		9.4%
Depreciation, depletion, amortization and accretion	20.77		26.27		-20.9%	21.10		25.10		-15.9%

Capital expenditures	$1,822,686		$741,329			$3,150,816		$1,430,720

Oil, natural gas and NGL revenues

For the three months ended June 30, 2026, revenues for oil, natural gas and NGL sales were $7.2 million. Revenues for the sale of crude oil were $6.0 million, which resulted in a realized price of $96.79 per Bbl. Revenues for the sale of natural gas were $0.3 million, which resulted in a realized price of $1.58 per Mcf. Revenues for the sale of NGLs were approximately $0.8 million, which resulted in a realized price of $26.29 per Bbl. For the three months ended June 30, 2025, revenues for oil, natural gas and NGL sales were $6.4 million. Revenues for the sale of crude oil were $5.2 million, which resulted in a realized price of $61.89 per Bbl. Revenues for the sale of natural gas were $0.5 million, which resulted in a realized price of $1.97 per Mcf. Revenues for the sale of NGLs were approximately $0.7 million, which resulted in a realized price of $17.10 per Bbl.

For the six months ended June 30, 2026, revenues for oil, natural gas and NGL sales were $13.2 million. Revenues for the sale of crude oil were $10.5 million, which resulted in a realized price of $83.38 per Bbl. Revenues for the sale of natural gas were $1.5 million, which resulted in a realized price of $3.54 per Mcf. Revenues for the sale of NGLs were approximately $1.3 million, which resulted in a realized price of $20.75 per Bbl. For the six months ended June 30, 2025, revenues for oil, natural gas and NGL sales were $14.3 million. Revenues for the sale of crude oil were $11.6 million, which resulted in a realized price of $65.50 per Bbl. Revenues for the sale of natural gas were $1.3 million, which resulted in a realized price of $2.75 per Mcf. Revenues for the sale of NGLs were approximately $1.4 million, which resulted in a realized price of $20.65 per Bbl.

The Partnership’s results for the three and six months ended June 30, 2026 were negatively impacted by the natural decline of aging wells, with sold production for the Bakken Assets totaling approximately 1,400 BOE per day in both periods. The Partnership anticipates a boost in production in the second half of 2026 due to the anticipated completion of the 12 wells currently in various stages of the drilling and completion process. Production volumes per day fluctuate due to the timing of well completions; new wells often have high levels of production immediately following completion. The Partnership's sold production for the Bakken Assets for the three and six months ended June 30, 2025 was approximately 1,800 BOE per day in both periods.

As noted above, the escalation of the conflict among the United States, Israel and Iran directly contributed to a rapid increase in market prices for oil from March 2026 through May 2026. As a result, the Partnership realized oil sales at nearly $97 per barrel for the quarter. The increase to market oil prices helped to offset the natural decline in well production. Seasonality and heightened winter demand during the first quarter of 2026 contributed to natural gas revenue and realized prices in the first half of 2026 exceeding revenue and realized prices for the same period of 2025. However, market prices for natural gas fell throughout the second quarter of 2026; as a result, the Partnership experienced a decline in natural gas revenue during the three months ended June 30, 2026.

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

Differentials

The realized prices per barrel of oil above are based upon the NYMEX benchmark price less a cost to distribute the oil, or the differential. Oil price differentials primarily represent the transportation costs in moving produced oil at the wellhead to a refinery and are based on the availability of pipeline, rail and other transportation methods out of the Bakken. Oil price differentials to the NYMEX benchmark price vary by operator based upon operator-specific contracts. On average, the Partnership’s oil price differentials during 2026 have improved significantly due to favorable local market sales prices compared to the industry benchmarks; lower differentials to benchmarks increase the Partnership's realized oil sales prices.

The Dakota Access Pipeline is a significant pipeline that transports oil and natural gas from North Dakota fields. Its use by operators in the region is currently in ongoing litigation in the United States. If use of the Dakota Access Pipeline and/or any other pipelines servicing the region are suspended at a future date, the disruption of transporting the Partnership’s production out of North Dakota could negatively impact the Partnership’s realized sales prices, results of operations and/or cash flows.

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

Production expenses for the three months ended June 30, 2026 and 2025 were $3.3 million in both periods, and production expenses per BOE were $25.62 and $19.76, respectively. Production expenses for the six months ended June 30, 2026 and 2025 were $6.9 million and $7.1 million, and production expenses per BOE were $26.74 and $22.07, respectively. Production expenses per BOE of sold production have increased in 2026 primarily as a result of lower sold production volumes, which decreases the production base over which fixed operating costs are spread.

Production taxes

Taxes on the production and extraction of oil and natural gas are regulated and set by North Dakota tax authorities. Taxes on the sale of natural gas and NGL products are less than taxes levied on the sale of oil. Therefore, production taxes as a percentage of revenue may fluctuate dependent upon the ratio of sales of natural gas and NGLs to total sales. Production taxes for the three months ended June 30, 2026 and 2025 were $0.5 million (7.2% of revenue) and $0.5 million (7.3% of revenue), respectively. Production taxes for the six months ended June 30, 2026 and 2025 were $0.9 million (6.8% of revenue) and $1.0 million (7.2% of revenue), respectively. Oil production comprised approximately 48% and 49% of the Partnership’s sold production volumes in the three and six months ended June 30, 2026, respectively, compared to 51% and 55% for the three and six months ended June 30, 2025.

General and administrative expenses

The principal components of general and administrative expense are accounting, legal, advisory and consulting fees. General and administrative costs for the three months ended June 30, 2026 and 2025 were $0.5 million in both periods. General and administrative costs for the six months ended June 30, 2026 and 2025 were $1.1 million and $1.2 million, respectively.

Depreciation, depletion, amortization and accretion (“DD&A”)

DD&A of capitalized drilling and development costs of producing oil, natural gas and NGL properties are computed using the unit-of-production method on a field basis based on total estimated proved developed oil, natural gas and NGL reserves. Costs of acquiring proved properties are depleted using the unit-of-production method on a field basis based on total estimated proved developed and undeveloped reserves. The Partnership’s DD&A for the three months ended June 30, 2026 and 2025 was $2.7 million and $4.4 million, respectively, and DD&A per BOE of production was $20.77 and $26.27, respectively. The Partnership’s DD&A for the six months ended June 30, 2026 and 2025 was $5.4 million and $8.1 million, respectively, and DD&A per BOE of production was $21.10 and $25.10, respectively. An increase in proved undeveloped reserves resulting from adjustments to future drill schedule (see new wells discussed below Oil and Natural Gas Properties) made in the December 31, 2025 reserve analysis reduced the depletion rate (starting in the fourth quarter of 2025) and thus resulted in a decrease in DD&A expense per BOE for the three and six months ended June 30, 2026, compared to the same periods of 2025.

Gain on derivatives, net

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

The Partnership did not designate its derivative instruments as hedges for accounting purposes and did not enter into such instruments for speculative trading purposes. As a result, when derivatives do not qualify or are not designated as a hedge, the changes in the fair value are recognized on the Partnership’s consolidated statements of operations as a gain or loss on derivative instruments. The following table presents the settlement losses of matured derivative instruments and non-cash mark-to-market gains for the periods presented.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Settlement loss on matured derivatives	$(78,740)	$(78,740)
Gain on mark-to-market of derivatives	485,212	485,212
Gain on derivatives, net	$406,472	$406,472

The Partnership’s oil production contracts that expired during the three and six months ended June 30, 2026 represented approximately 30,000 barrels of oil. The Partnership realized a loss of approximately $79,000 on the settlement of those contracts, equating to an approximate loss of $2.62 per barrel, on its hedged oil production, and an approximate loss of $1.27 per barrel of total sold oil production for the second quarter of 2026. The mark-to-market (non-cash, unrealized) gain recorded for the three and six months ended June 30, 2026 represents the change in fair value of the Partnership’s derivative instruments held at period-end. Unrealized gains and losses do not represent actual settlements or payments made to or from the counterparty.

The table below summarizes the Partnership’s outstanding derivative contracts (costless collars – purchased put options and written call options) on the Partnership’s future oil production.

Settlement Period	Basis	Oil Volume (bbls)	Floor / Ceiling Prices ($)
07/2026 - 12/2026	NYMEX	60,000	75.00 / 94.35

Interest expense, net

Interest expense, net for the three months ended June 30, 2026 and 2025 was approximately $124,000 and $122,000, respectively. Interest expense, net for the six months ended June 30, 2026 and 2025 was approximately $249,000 and $238,000, respectively. The primary components of Interest expense, net include interest expense on the outstanding balance of the Credit Facility, amortized loan costs and non-use fees.

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

The following table reconciles the Partnership’s GAAP net income (loss) to Adjusted EBITDAX for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income (loss)	$457,056	$(2,345,352)	$(924,036)	$(3,435,946)
Interest expense, net	124,393	122,119	249,380	237,733
Depreciation, depletion, amortization and accretion	2,697,873	4,350,181	5,425,575	8,126,382
Exploration expenses	-	-	-	-
Non-cash gain on mark-to-market of derivatives	(485,212)	-	(485,212)	-
Adjusted EBITDAX	$2,794,110	$2,126,948	$4,265,707	$4,928,169

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

See further discussion in “Note 9. Related Parties” in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

The Partnership’s principal sources of liquidity are cash on-hand, cash flow generated from the Bakken Assets, and availability under the Partnership’s Credit Facility. As of August 1, 2026, the Partnership had approximately $2.4 million in cash on-hand. The Partnership generated approximately $3.9 million and $8.1 million in net cash flow from operating activities for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. The Partnership has approximately $4.2 million in availability under the Credit Facility at June 30, 2026 and as of the filing date of this Form 10-Q.

The Partnership anticipates that cash on-hand, cash flow from operations and availability under the Credit Facility will be adequate to meet its liquidity requirements for at least the next 12 months, including completing the outstanding capital expenditures discussed below. As discussed in Note 4. Debt in Part I, Item 1 of this Form 10-Q, the Partnership was not in compliance with its debt service coverage ratio as defined within the Loan Agreement at March 31, 2025 and June 30, 2025. The Lender waived this covenant calculation for those quarters. In August 2025, the Partnership and its Lender entered into an amendment to the Loan Agreement, that among other things, renewed and extended the Credit Facility for an additional year to March 1, 2027, and amended the definition of the debt service coverage ratio. Under the amended Loan Agreement, the debt service coverage ratio is now a quarterly calculation (started with the quarter ended September 30, 2025), as opposed to a trailing 12-month calculation. The Partnership was in compliance with its financial covenants at June 30, 2026.

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

Under the agreement with the Managing Dealer, the Managing Dealer received a total of 6% in selling commissions and a marketing expense allowance based on gross proceeds of the common units sold. The Managing Dealer also has Dealer Manager Incentive Fees (defined below) where the Managing Dealer could receive distributions up to an additional 4% of gross proceeds of the common units sold in the Partnership’s best-efforts offering as outlined in the prospectus based on the performance of the Partnership. Based on the common units sold through the conclusion of the offering, the Dealer Manager Incentive Fees are approximately $8.7 million, subject to Payout (as defined in “Note 8. Capital Contribution and Partners’ Equity” in Part I, Item 1 of this Form 10-Q).

Distributions

See the definition and discussion of “Payout” in Note 8. Capital Contribution and Partners’ Equity in Part I, Item 1 of this Form 10-Q.

Under the amended Loan Agreement discussed in Note 4. Debt in Part I, Item 1 of this Form 10-Q, the Partnership is not permitted to make distributions to limited partners if paying said distribution(s) would create an event of default under the Loan Agreement. In July 2025, the General Partner elected to suspend distributions to Partnership limited partners. The Partnership accumulates unpaid distributions based on an annualized return of seven percent (7%), and all accumulated unpaid distributions are required to be paid before final Payout occurs, as defined above. As of June 30, 2026, the unpaid Payout Accrual, for the period from July 2025 to June 2026, totaled approximately $1.30 per common unit, or approximately $14 million.

For the three and six months ended June 30, 2025, the Partnership paid distributions $0.320541 per common unit and $0.641082 per common unit, or $3.5 million and $7.1 million, respectively.

Oil and Natural Gas Properties

The Partnership incurred approximately $3.2 million and $1.4 million in capital expenditures during the six months ended June 30, 2026 and 2025, respectively. In October and November 2025, the Partnership elected to participate in the drilling and completion of 12 new wells, including six of which the Partnership has an average working interest of approximately 14%. The Partnership's share of the estimated capital expenditures for these 12 wells is approximately $9 million. Drilling began on these wells during the fourth quarter of 2025, and approximately $4.8 million in capital costs had been incurred as of June 30, 2026. The Partnership anticipates its operators will complete and turn these wells to sales during the third quarter of 2026. Therefore, the Partnership anticipates the majority of the remaining capital costs will be incurred through the third quarter of 2026. In addition to the estimated capital expenditures to fully fund the in-process and recently-elected wells, the Partnership anticipates that it may be obligated to invest up to an additional $20 to $30 million in drilling capital expenditures from 2026 through 2030 to participate in new well development in the Bakken Assets without becoming subject to non-consent penalties under the joint operating agreements or North Dakota statutes governing the Bakken Assets.

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

Critical Accounting Estimates

There have been no material changes to the Partnership's critical accounting estimates from those disclosed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of the 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in the Partnership’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Partnership’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

For a discussion of the Partnership’s potential risks and uncertainties, see the section titled “Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101

The following materials from Energy Resources 12, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Partners’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to the consolidated financial statements, tagged as blocks of text and in detail*

104	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy Resources 12, L.P.

By:	Energy Resources 12 GP, LLC, its General Partner

By:	/s/ Glade M. Knight
Glade M. Knight
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David S. McKenney
David S. McKenney
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 12, 2026